Form 10-Q
period 1995-03-26
CFI INDUSTRIES INC
filed 1995-05-08
CIK 23657

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


  X
- - ----    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended     March 26, 1995
                                          ----------------

- - ----    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from                   to
                                       ------------------   ------------------


Commission file number   0-8555
                        --------


                               CFI INDUSTRIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                             36-3831068
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   No.)

935 West Union Avenue, Wheaton, Illinois                                  60187
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code     (708)668-2838
                                                   -----------------------------

The Registrant's fiscal year formerly ended on the last Sunday of June.

- - --------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

                   (APPLICABLE ONLY TO CORPORATE ISSUERS:)

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   1,991,407 shares of Common Stock, $1.00 Par Value, as of April 30, 1995.

                    CFI INDUSTRIES, INC. AND SUBSIDIARIES

                                    INDEX





Part 1.      Financial Information


             Item 1.     Financial Statements


             Consolidated Balance Sheets as of March 26, 1995
             and June 26, 1994 (Unaudited).......................................

             Consolidated Statements of Operations for the Periods Ended
             March 26, 1995 and March 27, 1994 (Unaudited) ......................

             Consolidated Statements of Cash Flows for the Nine Months
             Ended March 26, 1995 and March 27, 1994 (Unaudited) ................

             Notes to Consolidated Interim Financial Statements (Unaudited) .....


             Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.....................


Part II.     Other Information


             Item 6.     Exhibits and Reports on Form 8-K .......................


CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 26, 1995 AND JUNE 26, 1994
(Amounts in thousands, except par value per share amounts)
(Unaudited)

                                                                                   March 26,        June 26,
                                                                                       1995           1994
ASSETS
Current Assets:
 Cash & cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,020         $    267
 Marketable securities, available for sale  . . . . . . . . . . . . . . . . .            -            1,524
 Trade and other receivables,
    net of allowance for doubtful accounts of
    $3 in March and $9 in June  . . . . . . . . . . . . . . . . . . . . . . .        3,265            3,432
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,140            2,442
 Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . . . . . .          411              622
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .          762              762
                                                                                  --------         --------
         Total current assets   . . . . . . . . . . . . . . . . . . . . . . .        8,598            9,049

Property and equipment, at cost, less
 accumulated depreciation of $7,022 in March
 and $6,203 in June   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,016            7,509
Intangible assets, at cost, net of accumulated
 amortization of $748 in March and
 $686 in June   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,552            2,614
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           49               42
                                                                                  --------         --------
                                                                                  $ 18,215         $ 19,214
                                                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,600         $  2,000
 Current maturities of long-term debt   . . . . . . . . . . . . . . . . . . .          664              687
 Current portion of other long-term liabilities   . . . . . . . . . . . . . .           62               76
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,047            2,273
 Accrued liabilities:
    Salaries and wages  . . . . . . . . . . . . . . . . . . . . . . . . . . .          787              932
    Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          642              634
    Provision for soil remediation  . . . . . . . . . . . . . . . . . . . . .        1,214            1,271
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          870              907
                                                                                  --------         --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .        7,886            8,780

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,998            2,618
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          203              232
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          762              762
                                                                                  --------         --------
         Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .       10,849           12,392
                                                                                  --------         --------
Commitments and contingent liabilities (Note 7)

Stockholders' Equity:
 Common stock, $1.00 par value, 10,000
  shares authorized, 1,991 shares issued
  and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,991            1,991
 Paid-in surplus  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,374           16,374
 Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,999)         (11,543)
                                                                                  --------         --------
         Total stockholders' equity   . . . . . . . . . . . . . . . . . . . .        7,366            6,822
                                                                                  --------         --------
                                                                                  $ 18,215           19,214
                                                                                  ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 26, 1995 AND MARCH 27, 1994
(Amounts in thousands, except per share amounts)
(Unaudited)


                                                      Three Months Ended                           Nine Months Ended
                                             ---------------------------------           ----------------------------------
                                              March 26,             March 27,             March 26,             March 27,
                                                 1995                  1994                  1995                  1994
                                             ------------          ------------          ------------          ------------
 Net Sales                                   $    8,032            $    7,339            $   22,306            $   21,287
 Cost of sales                                    6,008                 5,576                16,800                16,597
                                             ----------            ----------            ----------            ----------
   Gross profit                                   2,024                 1,763                 5,506                 4,690

 Selling expenses                                 1,020                 1,033                 2,969                 3,250
 General & administrative expenses                  558                   542                 1,650                 1,717
 Non-recurring severance costs                        -                   220                     -                   295
                                             ----------            ----------            ----------            ----------
 Operating income (loss)                            446                   (32)                  887                  (572)
 Interest expense                                    87                    80                   312                   278
 Interest income                                      -                   (17)                    -                   (58)
 Other (income) expense                              30                    22                    31                    76
                                             ----------            ----------            ----------            ----------
        Income (loss) before
        income taxes                                329                  (117)                  544                  (868)
 Income taxes                                         -                     -                     -                     -
                                             ----------            ----------            ----------            ----------
   Net income (loss)                         $      329           $      (117)            $     544           $      (868)
                                              =========            ==========             =========            ==========
 Per common share:
        Net income (loss)                   $      0.16         $       (0.06)            $    0.26           $     (0.44)
                                          =============        ==============         =============          ============
 Weighted average common shares
 outstanding                                      2,134                 1,991                 2,103                 1,991
                                             ==========            ==========            ==========            ==========



The accompanying notes are an integral part of these consolidated financial statements.

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 26, 1995 AND MARCH 27, 1994
(Amounts in thousands)
(Unaudited)

                                                                                                            Restated
                                                                                           1995               1994
                                                                                         --------           --------
 Cash Flows From Operating Activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    544        $  (868)

   Adjustments to reconcile net income (loss) to net
     cash flows from operating activities:
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .              928            832
      Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . . . .                -              9
      Provision for losses, asset write-offs and other   . . . . . . . . . . . .              237            220
      Deferred taxes and other   . . . . . . . . . . . . . . . . . . . . . . . .                -              7

 Changes in assets and liabilities:
      Trade and other receivables  . . . . . . . . . . . . . . . . . . . . . . .              167           (339)
      Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (935)            37
      Prepayments and other current assets   . . . . . . . . . . . . . . . . . .              211            105
      Accounts payable and accrued liabilities   . . . . . . . . . . . . . .                 (465)           (92)
      Deferred severance and compensation  . . . . . . . . . . . . . . . . . . .                -            295
      Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (45)           (43)
                                                                                         --------        -------
         Net cash flows from (used in) operating activities  . . . . . . . . . .              642            163
                                                                                         --------        -------
 Cash Flows From Investing Activities:
   Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (601)          (732)
   Disposals of property and equipment . . . . . . . . . . . . . . . . . . . . .              231              -
   Proceeds from sale of marketable securities . . . . . . . . . . . . . . . . .            1,524            426
                                                                                         --------        -------
      Net cash flows from (used in) investing activities   . . . . . . . . . . .            1,154           (306)
                                                                                         --------        -------

 Cash Flows From Financing Activities:
 Net (payments) borrowings under line of credit  . . . . . . . . . . . . . . . .             (400)           800
   Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .             (643)          (420)
                                                                                         --------        -------

         Net cash flows from (used in) financing activities  . . . . . . . . . .           (1,043)           380
                                                                                         --------        -------

 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .              753            237
 Beginning cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .              267             53
                                                                                         --------        -------
 Ending cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .         $  1,020        $   290
                                                                                         ========        =======
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest  . . . . . . . . . . . . . . . . . .         $    310        $   251
   Cash paid during the period for income taxes  . . . . . . . . . . . . . . . .         $      5        $     -

 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Capital leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $      -        $   157



The accompanying notes are an integral part of these consolidated financial statements.

                     CFI INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                       MARCH 26, 1995 AND JUNE 26, 1994
                                  (Unaudited)

1.      GENERAL

        The unaudited financial information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the periods presented. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year. These statements should be read in conjunction with the financial statements and notes thereto included with the 1994 Form 10-K filed by CFI Industries, Inc. (the "Company") with the Securities and Exchange Commission.


2.      RESTATEMENT

        The consolidated statement of cash flows for the nine months ending March 27, 1994 has been restated to reflect the classification of certain assets as marketable securities which had previously been reported as cash equivalents. The marketable securities were carried at cost, which approximated market.


3.      RECLASSIFICATIONS

        Certain items in the financial statements for fiscal 1994 have been reclassified to conform with the fiscal 1995 presentation.


4.      INVENTORIES

        Inventories consisted of the following (amounts in thousands):

                                           March 26,            June 26,
                                             1995                 1994
                                         ------------         ------------

           Raw materials                 $      1,289           $    822
           Work in process                        198                172
           Finished goods                       1,653              1,448
                                         ------------           --------
                                         $      3,140           $  2,442
                                         ============           ========


5.      CHANGES IN STOCKHOLDERS' EQUITY

        Changes in stockholders' equity for the nine-month period ended March 26, 1995 are shown below (amounts in thousands):


                                   Capital       Paid-in
                                    Stock        Surplus      Deficit       Total
                                  ---------     ---------    ---------    ---------
Balance, June 26, 1994            $ 1,991        $16,374      $(11,543)     $  6,822
Net income                            -0-            -0-           544           544
                                  -------        -------      --------      --------
Balance, March 26, 1995           $ 1,991        $16,374      $(10,999)     $  7,366
                                  =======        =======      ========      ========

6.      STOCK OPTIONS

        Transactions concerning the Company's 1991 Stock Option plan for the nine-month period ended March 26, 1995 are shown below:


                                            Price Range      Number of Shares
                                            -------------    ----------------
         Outstanding, June 26, 1994         $2.63 - $4.00        236,167
         Granted                                $2.75            106,500
         Canceled                               $3.00             (1,667)
         Exercised                                                     -
                                                                 -------
         Outstanding, March 26, 1995        $2.63 - $4.00        341,000
                                                                 =======

         Exercisable, March 26, 1995                             193,001
         Reserved for future option grants                       259,000


7.      CONTINGENT LIABILITIES

        During fiscal 1991, soil conditions at the Plastofilm Industries, Inc. ("Plastofilm"), a wholly owned subsidiary of the Company, facility located in Wheaton, Illinois were discovered which need remediation. At June 30, 1991, a pre-tax provision of $1.0 million was recorded for the estimated costs of
testing and remediation.   At June 28, 1992, an additional pre-tax provision of
$1.0 million was recorded to reflect the then currently estimated costs to complete the soil remediation. Expenditures during fiscal 1994 and prior years were approximately $730,000. Expenditures to date during fiscal 1995 have been approximately $57,000. During fiscal 1993, the Illinois Environmental Protection Agency requested certain additional testing to be performed before approval of the Company's voluntary clean-up plan. These tests were completed in fiscal 1994 and the results and a plan for remediation are pending.

        The Company has received a demand for payment of withdrawal liability in the amount of $358,657 from a multiemployer pension plan to which the Company made contributions in connection with a discontinued business. The Company disputes that it has any withdrawal liability and, in accordance with the applicable provisions of the Employee Retirement Income Security Act, has demanded that this dispute be resolved through arbitration. The Company is making quarterly contributions of approximately $10,000, as required by law, pending arbitration. Through March 26, 1995, the Company has made payments of approximately $85,000. These payments will be returned to the Company, with interest, if it is ultimately determined that the Company has no liability.

        The Company, in connection with a discontinued business, has been named by the United States Environmental Protection Agency ("US-EPA") as a potentially responsible party in a Superfund Proceeding. The US-EPA has determined the Company to be a de minimus contributor and has offered a settlement agreement to all de minimus parties which, if accepted by the Company, will require total payments by the Company of approximately $90,000. It is management's intention to accept the settlement agreement subject to ratification by a majority of all de minimus contributors. An adequate reserve has been established.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1995 were $8.0 million compared to $7.3 million for the third quarter of fiscal 1994. For the first nine months of fiscal 1995 sales were $22.3 million as compared to $21.3 million in the comparable period of fiscal 1994. The sales increase for the third quarter and first nine months of fiscal 1995 was a result of improved market conditions, particularly in the medical supply market, the Company's principal market.

The gross profit percentage was 25.2% and 24.7% for the third quarter and first nine months of fiscal 1995, respectively, as compared to gross profit percentages of 24.0% and 22.0% in the third quarter and first nine months of fiscal 1994, respectively. The improvements were primarily the result of reduced labor costs and reductions in manufacturing overhead.

Selling expenses were $1.0 million in both the third quarter of fiscal 1995 and fiscal 1994. Selling expenses were $3.0 million for the first nine months of fiscal 1995 as compared to $3.3 million in the first nine months of fiscal 1994. The year-to-date decrease in fiscal 1995 as compared to fiscal 1994 was a direct result of reduced expenses for sales support and travel and continued cost control efforts.

General and administrative expenses of $558,000 in the third quarter of fiscal 1995 were substantially unchanged from the comparable period of fiscal 1994. For the first nine months of fiscal 1995, general and administrative expenses were $1,650,000 as compared to $1,717,000 for the first nine months of fiscal 1994. The reduction for the first nine months of fiscal 1995 as compared to fiscal 1994 was primarily due to reduced administrative staff.

Operating income was $446,000 and $887,000 for the third quarter and first nine months of fiscal 1995, respectively, as compared to operating losses of $32,000 for the third quarter and $572,000 for the first nine months of fiscal 1994. The improvements in operating income were primarily due to increased gross profit and the on-going effect of cost reduction programs.

Net interest expense was $87,000 for the third quarter of fiscal 1995 as compared to $63,000 in the third quarter of fiscal 1994. For the first nine months of fiscal 1995, net interest expense was $312,000 as compared to $220,000 in the comparable period of fiscal 1994. The increase for the first nine months of fiscal 1995 as compared to 1994 was a result of lower investment earnings due to lower investable balances coupled with an increase in interest expense resulting from the increase in the prime interest rate.

The Company's consolidated income before taxes was $329,000 and $544,000 for the third quarter and first nine months, respectively, of fiscal 1995 as compared to losses before taxes of $117,000 and $868,000, respectively, in the comparable periods of fiscal 1994. The increases in income before taxes were a result of improved operating income. The Company had available unrecognized net operating loss and tax credit carry forwards of $8.1 million and $700,000, respectively, at June 26, 1994, therefore no provision or benefit for income taxes was required.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased to $712,000 at March 26, 1995 as compared to $269,000 as of June 26, 1994. The increase was primarily the result of earnings, partially offset by expenditures for capital equipment.

Plastofilm's liquidity and capital needs through fiscal 1995 include expenditures to upgrade and replace existing equipment as well as to finance the soil remediation expenditures at its Wheaton, Illinois facility. The funds required to finance these items are expected to be provided by operating cash flows and Plastofilm's $1.0 million capital expenditure facility. In addition, Plastofilm has a short-term credit facility with a financial institution which is renewable on November 30, 1996 at the option of such institution. As of March 26, 1995, $900,000 was available under this credit arrangement and Plastofilm was in compliance with all covenants.

                     CFI INDUSTRIES, INC. AND SUBSIDIARIES




                         PART II.    OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None


            b)    Reports on Form 8-K:

                  None

                                   SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CFI INDUSTRIES, INC.
                                                  --------------------
                                                      (Registrant)




May 5, 1995
- - -------------------                            ------------------------------
Date                                              Robert W. George
                                               Principal Executive Officer



May 5, 1995
- - --------------------                           -------------------------------
Date                                              Robert W. Zimmer
                                               Treasurer, Principal Accounting
                                               and Financial Officer

                                Exhibit Index


Exhibit
Number                                 Description
- - -------                                -----------

27                            Financial Data Schedule