Form 10-K405
period 1995-06-30
CFI INDUSTRIES INC
filed 1995-09-29
CIK 23657

                                    FORM 10K
                       Securities and Exchange Commission
                            Washington, D.C. 20549
[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
   Act of 1934 [Fee required]
   For the fiscal year ended June 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No fee required] For the transition period from ______ to ______
Commission file number 0-8555

                              CFI INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
             Delaware                          36-3831068
   (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)           Identification No.)
     935 W. Union Avenue,
        Wheaton, Illinois                      60187
(Address of principal executive offices)     (Zip Code)
       Registrant's telephone number, including area code: (708) 668-2838
          Securities registered pursuant to Section 12 (b) of the Act:
                                      None
          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $1.00 par value
                                (Title of Class)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___
    At August 31, 1995, 1,997,335 shares of the registrant's common stock were outstanding, and the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $4,142,144 based on the closing price of such stock.
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       Document Incorporated by Reference
    Portions of registrant's Proxy Statement in connection with its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I
ITEM 1.  BUSINESS
General

CFI Industries, Inc. (the "Company" or "CFI") , a Delaware corporation, is a fully integrated custom thermoformer of plastic packaging for the hospital/medical, consumer products, electronics and cosmetics markets.

The Company designs, markets and manufactures functional and innovative packaging for its customers through its wholly owned subsidiary, Plastofilm Industries, Inc. ("Plastofilm"). For a discussion of other operations which the Company sold in prior years see "Operations Sold in Prior Years" located elsewhere in this business section.

The Company's and Plastofilm's executive offices are located at 935 W. Union Avenue, Wheaton, Illinois 60187 and its telephone number is (708) 668-2838. The Company was organized in 1972.

Operations

Plastofilm produces custom thermoformed packaging, point of purchase displays and a variety of disposable packaging products for the hospital/medical, consumer products, electronics and cosmetics industries. Most applications involve design of custom molds or dies by Plastofilm's design and engineering departments.

The Company's primary production process includes the extrusion of purchased plastic resins into roll stock, thermoforming roll stock into finished product and performing various secondary operations such as punching, assembly, sealing and packaging. Production equipment includes extruders and thermoforming machines. A Class 100,000 clean room is maintained for the production of certain medical and electronic packaging products. Support for production include a computer aided design equipment based staff, a production tool design and maintenance shop, and a prototype model shop.

Manufacturing is conducted in two facilities. An owned 120,000 square foot manufacturing facility in Wheaton, Illinois includes four extrusion lines and sixteen thermoforming machines, including the Class 100,000 clean room operation. A leased 40,000 square foot production facility in Sparks, Nevada, started in June, 1992, includes four thermoforming machines.

Plastofilm has a nation-wide customer base, the majority of which are located in the Midwest and West. A majority of its customers are in the hospital/medical, consumer products, electronics and cosmetics markets. Plastofilm markets its products primarily through its own national sales force who are supported by the design and product development team and the customer service organization located in Wheaton, Illinois. The Sparks, Nevada facility products for the West Coast market and allows Plastofilm to more effectively compete against other West Coast plastic thermoformers. Expansion of this Strategy will be evaluated in 1996 to include production facilities in Texas and Puerto Rico to meet the growing business opportunities in these regions.

Plastofilm's customers are continuing to become more directed to oversee product development. To serve this product migration the Company is pursuing the establishment of production capability in Ireland. This facility will support sales to the entire European Economic Community.

During fiscal years 1995, 1994 and 1993, sales to Baxter International, Inc. and its affiliates accounted for approximately 17%, 16% and 12%, respectively, of the total net sales of the Company.

Plastofilm purchases its raw material in roll stock and pellet form from several suppliers and an adequate supply of raw material is available. Plastofilm also recycles most of its scrap plastic by regrinding and reprocessing it. During fiscal 1995 and 1994, the Company experienced price increases for its purchased plastic resins. In accordance with its standard selling terms and conditions, the Company has increased the price of its products to reflect this increased cost.

Operations Sold in Prior Years

From June 1989 to April 1991, the Company also manufactured thermoformed packaging products for the food service industry through its indirect wholly owned subsidiary, Form-Fit, Inc. ("Form-Fit"), which was acquired June 8, 1989. On April 15, 1991, the Company sold 100% of the capital stock of Form-Fit to Detroit Forming, Inc. ("Detroit Forming") and entered into a noncompetition agreement with Detroit Forming for an aggregate purchase price of $3.9 million.


Competition

Plastofilm operates in a highly competitive industry. The Company estimates that there are approximately 750 companies engaged in the production of thermoformed plastic packaging, the great majority of which are smaller than Plastofilm. The Company believes its principal competitive strengths include its design abilities, its manufacturing facilities and equipment, a reputation for quality thermoforming derived from more than 50 years in the plastic thermoforming industry and its in-house extrusion capabilities which allow it to maximize material utilization and provide rapid response time to customer requirements.

Government Regulation

The Company's plastic thermoforming operations are not subject to any comprehensive federal laws or regulations which relate specifically to such activities. However, in the past ten years, certain municipalities have passed laws which regulate the chemical properties (such as recyclability or biodegradability) of plastic packaging products. To date, these laws have not had any adverse affect on the Company's operations.

Backlog

Order backlog for thermoformed plastic products was approximately $7.1 million at June 30, 1995 and $6.8 million at June 26, 1994.

Employees

As of June 30, 1995, the Company employed approximately 250 persons. The Company believes that it has good relations with its employees.

ITEM 2.  PROPERTIES

Plastofilm's administrative headquarters and principal manufacturing operations are located in an owned facility in Wheaton, Illinois, a leased warehouse facility in Batavia, Illinois, and a second manufacturing operation, located in leased facilities in Sparks, Nevada, which services customers located on the West Coast. Current plans anticipate additional facilities in Ireland, Puerto Rico and Texas. This expanded operating base will enable the Company to better serve its present base of multinational customers.

Testing has revealed soil conditions at Plastofilm's Wheaton, Illinois facility which require remediation. During fiscal 1993 the Illinois Environmental Protection Agency ("IL-EPA") requested certain additional testing to be performed before approval of the Company's voluntary clean-up plan. These tests were conducted in fiscal 1994 and submitted to the IL-EPA in Fiscal 1995 for approval. The approval of the Company's voluntary clean-up plan is pending. (See Note 10 to the Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries may from time to time be involved as plaintiffs or defendants in various legal proceedings. It is the opinion of the Company, based in part upon the advice of its counsel, that any lawsuits not provided for in the Consolidated Financial Statements are either without merit, are covered by insurance, or are otherwise of such a nature that their ultimate disposition will not be material in relation to the Company's consolidated results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter, listed and quoted on the NASDAQ National Market System under the symbol CFIB. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of the Company's common stock:

                                                     High         Low
                                                     ----         ---
1995
 4th Quarter                                         $4.125       $3.50
 3rd Quarter                                         $4.75        $3.75
 2nd Quarter                                         $4.875       $4.125
 1st Quarter                                         $3.75        $2.75

1994
 4th Quarter                                         $3.25        $2.625
 3rd Quarter                                         $2.875       $2.50
 2nd Quarter                                         $3.00        $2.25
 1st Quarter                                         $2.75        $2.25

There were approximately 1,900 record holders of the Company's common stock at August 31, 1995.

The Company has not paid dividends on its common stock since its organization and has no current intention to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    Year Ended
                                   ----------------------------------------------------------------------------
                                   June 30,         June 26,         June 27,         June 28,         June 30,
                                     1995             1994             1993             1992             1991
                                     ----             ----             ----             ----             ----
                                                  (Amounts in thousands, except per share data)
Net Sales                           $31,287        $28,730          $30,164          $29,737          $38,897
Gross Profit                          8,100          6,616            6,596            5,986            9,495
Operating Income (Loss)               1,782            154              (49)            (685)           1,436
Net Income (Loss)                     1,808           (842)            (448)          (1,900)            (182)

Net Income (Loss)
  per Common Share                    $0.86         ($0.42)          ($0.22)          ($0.95)          ($0.09)


Total Assets                        $19,023        $19,214          $19,475          $21,413          $20,987

Long-term Liabilities               $ 3,072        $ 3,612          $ 3,980          $ 4,419          $ 4,792


Data for the fiscal year ended June 30, 1995 is not comparable to data for prior years due to:

1. Operating (Loss) for 1994 excludes non-recurring severance costs of $370,000.

2. 1992 and 1991 Net (Loss) included a provision for soil remediation of $1.0 million in each year.

3. 1991 results included the operations of Form-Fit until date of sale (April 15, 1991).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company manufactures and markets thermoformed plastic products.

Sales of thermoformed plastic products were $31.3 million in fiscal 1995, compared to $28.7 million and $30.2 million in fiscal 1994 and 1993, respectively. The sales increase in fiscal 1995 was a result of increased demand in the medical supply market, the Company's principal market. The sales decrease in fiscal 1994 as compared to fiscal 1993 was a result of depressed conditions in the medical supply market.

The gross profit percentage was 25.9% in fiscal 1995, compared to 23.0% and 21.9% in fiscal 1994 and 1993, respectively. The increase in gross profit for fiscal 1995 over 1994 and fiscal 1994 over 1993 was due to reductions in direct labor costs and continued improvements in operating efficiencies.

Selling expenses were $4.0 million in fiscal 1995, compared to $4.2 million and $4.1 million in fiscal 1994 and 1993, respectively. The decrease in fiscal 1995 as compared to fiscal 1994 and 1993 was primarily due to labor cost reductions.

General and administrative expenses were $2.3 million, $2.2 million and $2.5 million in fiscal 1995, 1994 and 1993, respectively. The decreases in fiscal 1995 and 1994 as compared to fiscal 1993 were primarily due to reductions in personnel and the impact of cost savings programs.

Operating income for fiscal 1995 was $1.8 million as compared to losses of $216,000 and $49,000 in fiscal 1994 and 1993, respectively. Included in the operating loss for fiscal 1994 was $370,000 of non-recurring severance costs. The $1.65 million improvement in operating income, after adjustment for the non-recurring severance costs, was a result of increased gross margins due to higher sales volume, increased operating efficiencies and the impact of ongoing cost reduction programs. The reduction in operating losses of $203,000, after adjustment for non-recurring severance costs, for fiscal 1994 as compared to 1993 was a result of increased operating efficiencies.

Net interest expense was $0.4 million in fiscal 1995 and 1994 compared to $0.2 million in fiscal 1993. The increase in fiscal 1995 and 1994 over 1993 was principally due to higher average debt levels, higher interest rates and reduced cash and marketable securities balances resulting in lower interest income.

During fiscal 1991 soil conditions at Plastofilm's Wheaton, Illinois facility were discovered which need remediation. At June 30, 1991 a pre-tax provision of $1.0 million was recorded for the estimated costs of testing and remediation. Fiscal 1992 expenditures for testing and remediation were approximately $535,000. At June 28, 1992, an additional pre-tax provision of $1.0 million was recorded to reflect the then currently estimated costs to complete the soil remediation. Expenditures during fiscal 1995, 1994 and 1993 were approximately $78,000, $67,000 and $127,000, respectively. During fiscal 1993, the Illinois Environmental Protection Agency requested certain additional testing be performed before approval of the Company's voluntary clean-up plan. These tests were conducted in fiscal 1994 and submitted to the Illinois Environmental Protection Agency in fiscal 1995 for approval. The approval of the Company's voluntary clean-up plan is pending.

Order backlog for thermoformed plastic products was $7.1 million at June 30, 1995 as compared to $6.8 million at June 26, 1994 and $7.6 million at June 27, 1993. The decrease in backlog at June 26, 1994 as compared to June 27, 1993 was a reflection of shortening lead times between customer's orders and shipments.

Liquidity and Capital Resources

Working capital and related current ratios are shown in the following table (amounts in thousands):

                                          June 30,       June 26,              June 27,
                                            1995           1994                  1993
                                            ----           ----                  ----
 Working Capital                           $ 2,073         $  269                $ 1,148

 Current Ratio                                1.28           1.03                   1.15

Working capital of $2,073,000 at June 30, 1995 was up $1,804,000 from the prior year end. The increase in net working capital was primarily attributable to a reduction in short-term debt and an increase in deferred tax benefits. Working capital of $269,000 at June 26, 1994 was down $879,000 from the prior year as a result of using short-term debt to finance capital expenditures.

Expenditures for replacement and refurbishment of property and equipment were $0.9 million in each of the last three fiscal years. Principal expenditures for fiscal 1995 included the upgrade of manufacturing equipment and management information systems. The majority of the fiscal 1995 expenditures were financed through borrowings under Plastofilm's capital expenditure line and operating cash flow. The 1994 and 1993 capital expenditures were financed through draws on Plastofilm's short-term credit facility. As of June 30, 1995, there was $1.7 million available under Plastofilm's short-term credit facility and $0.5 million under Plastofilm's capital expenditure facility. The Company was in compliance with the covenants of its credit agreement.

Plastofilm's liquidity and capital needs through fiscal 1996 include the anticipated establishment of additional production facilities in east central Texas and Northern Ireland, the upgrade and replacement of existing equipment, as well as to finance the soil remediation expenditures at its Wheaton, Illinois facility. The funds required to finance these items are expected to be provided by operating cash flow, the Company's existing credit facilities grants which are expected to be made available from the Industrial Development Board of Northern Ireland and/or from other credit facilities which may become available to the Company.

The Company has received a demand for payment of withdrawal liability in the amount of approximately $360,000 from a multi-employer pension plan to which the Company made contributions in connection with a discontinued business. The Company disputes that it has any withdrawal liability to the plan and, in accordance with the applicable provisions of the Employee Retirement Income Security Act, has demanded that this dispute be resolved through arbitration. The Company is making quarterly contributions of approximately $10,000 as required by law pending arbitration. Through June 30, 1995, the Company has made payments of approximately $95,000. These payments will be returned to the Company, with interest, if it is ultimately determined that the Company has no liability.

The Company, in connection with a discontinued business, has been named by the United States Environmental Protection Agency ("US-EPA") as a potentially responsible party in a Superfund Proceeding. The US-EPA has determined the Company to be a de minimus contributor and has offered a settlement agreement to all de minimus parties. The Company has accepted the settlement agreement which will require total payments of $80,586, which will be made in two equal installments on January 16, 1996 and July 16, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:
CFI INDUSTRIES, INC. AND SUBSIDIARIES
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page 10
Consolidated Balance Sheets as of June 30, 1995 and June 26, 1994 . . . . . . . . . . . . . . .  Page 11
Consolidated Statements of Operations for the Years Ended June 30, 1995,
   June 26, 1994 and June 27, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page 12
Consolidated Statements of Stockholders' Equity
   for the Years Ended June 30, 1995, June 26, 1994 and June 27, 1993 . . . . . . . . . . . . .  Page 13
Consolidated Statements of Cash Flows for the Years Ended June 30, 1995,
   June 26, 1994 and June 27, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page 14
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .  Page 15 - 22

Financial Statement Schedules:
CFI INDUSTRIES, INC. AND SUBSIDIARIES
   I  -    Condensed Financial Information of Registrant (Parent Company) . . . . . . . . . . .  Page 23 - 25
  II  -    Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . .  Page 26

All other schedules have been omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CFI INDUSTRIES, INC.
WHEATON, ILLINOIS

We have audited the accompanying consolidated balance sheets of CFI Industries, Inc. and subsidiaries as of June 30, 1995 and June 26, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CFI Industries, Inc. and subsidiaries at June 30, 1995 and June 26, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Chicago, Illinois
August 23, 1995

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND JUNE 26, 1994
(AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE AMOUNTS)

                                                                       1995                             1994
                                                                       ----                             ----
ASSETS
Current Assets:
    Cash                                                             $ 1,211                        $    267
    Marketable securities                                               -                              1,524
    Trade receivables, net of allowance for
         doubtful accounts of $15 in 1995 and $9 in 1994               3,706                           3,432
    Inventories                                                        2,818                           2,442
    Prepayments and other                                                486                             622
    Deferred income taxes                                              1,173                             762
                                                                     -------                        --------
    Total Current Assets                                               9,394                           9,049
Property and equipment, at cost,
    less accumulated depreciation                                      7,043                           7,509
Intangible assets, at cost, net of accumulated
    amortization of $768 in 1995 and $686 in 1994                      2,531                           2,614
Other assets                                                              55                              42
                                                                     -------                        --------
                                                                     $19,023                        $ 19,214
                                                                     =======                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Short-term debt                                                  $   800                        $  2,000
    Current maturities of long-term debt                                 742                             687
    Current portion of other long-term liabilities                        55                              76
    Accounts payable                                                   2,388                           2,273
    Accrued liabilities:
    Salaries and wages                                                   867                             932
    Insurance                                                            417                             634
    Provision for soil remediation                                     1,193                           1,271
    Other                                                                859                             907
                                                                     -------                        --------
    Total Current Liabilities                                          7,321                           8,780

Long-term debt                                                         2,229                           2,618
Other long-term liabilities                                              200                             232
Deferred income taxes                                                    643                             762
                                                                     -------                        --------
    Total Liabilities                                                 10,393                          12,392
                                                                     -------                        --------

Commitments and Contingent Liabilities (Notes 6 & 10)

Stockholders' Equity:
    Common stock, $1.00 par value, 10,000,000
       shares authorized, 1,991,407 and 1,991,420 shares
       issued and outstanding in 1995 and 1994, respectively           1,991                           1,991
    Paid-in surplus                                                   16,374                          16,374
    Deficit                                                           (9,735)                        (11,543)
            Total Stockholders' Equity                               --------                       --------
                                                                       8,630                           6,822
                                                                     -------                        --------
                                                                     $19,023                        $ 19,214
                                                                     =======                        ========

The accompanying notes are an integral part of these consolidated financial statements.

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1995, JUNE 26, 1994 AND JUNE 27, 1993 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      1995          1994          1993
                                                   ----------   -----------   ------------

Net sales                                             $31,287     $28,730       $30,164
Cost of sales                                          23,187      22,114        23,568
                                                      -------     -------       -------

    Gross profit                                        8,100       6,616         6,596

Selling expenses                                        4,048       4,229         4,101
General and administrative expenses                     2,270       2,233         2,544
Non-recurring severance costs                             ---         370           ---
                                                      -------     -------       -------
    Operating income (loss)                             1,782        (216)          (49)

Interest expense                                          426         438           376
Interest income                                           (54)        ---          (132)
Other income                                              (63)        (23)          (81)
Other expense                                             165         211           236
                                                      -------      ------        ------

Income (loss) before income taxes                       1,308        (842)         (448)

Income tax (benefit)                                     (500)        ---           ---
                                                      -------     -------       -------
    Net income (loss)                                 $ 1,808     $  (842)      $  (448)
                                                      =======     =======       =======


Per common share:
    Net income (loss)                                 $  0.86     $ (0.42)      $ (0.22)
                                                      =======     =======       =======

Weighted average common shares outstanding              2,104       1,991         2,003
                                                      =======     =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1995, JUNE 26, 1994 AND JUNE 27, 1993 (AMOUNTS IN THOUSANDS)



                                                                                        Common
                                            Common          Paid-In                    Stock In
                                            Stock           Surplus        Deficit     Treasury           Total
                                          -----------       -------        -------     --------           -----
Balance, June 28, 1992                       $2,009          $16,426     $(10,253)       $ ---           $8,182

Net (loss)                                      ---              ---         (448)         ---             (448)

Purchase of treasury stock                      ---              ---          ---          (70)             (70)
                                             ------          -------     --------        -----           ------
Balance, June 27, 1993                        2,009           16,426      (10,701)         (70)           7,664

Net (loss)                                      ---              ---         (842)         ---             (842)

Cancellation of treasury stock                  (18)             (52)         ---           70              ---
                                             ------          -------     --------        -----           ------

Balance, June 26, 1994                        1,991           16,374      (11,543)         ---            6,822

Net income                                      ---              ---        1,808          ---            1,808
                                             ------          -------     --------        -----           ------
Balance, June 30, 1995                       $1,991          $16,374     $ (9,735)       $               $8,630
                                             ======          =======     ========        =====           ======




The accompanying notes are an integral part of these consolidated financial statements.

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1995, JUNE 26, 1994 AND JUNE 27, 1993 (AMOUNTS IN THOUSANDS)

                                                                1995             1994              1993
                                                                ----             ----              ----
Cash flows from operating activities:
Net income (loss)                                             $1,808          $ (842)           $ (448)
Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
    Depreciation and amortization                              1,234           1,200             1,095
    Provision for doubtful accounts                                4               9                 7
    Provision for losses, asset write-offs and other              24              47               112
    Provision for deferred taxes                                (530)            ---               ---
    Deferred severance and compensation                          ---             191                 7
    (Gain) loss on sale of assets                                (58)             73               (53)

    Changes in assets and liabilities:
      Trade receivables                                         (278)           (467)              507
      Inventories                                               (400)            324              (372)
      Prepayments and other current assets                       136            (363)              (45)
      Accounts payable and accrued liabilities                  (314)             31            (1,152)
      Other - net                                                (58)             15                (9)
                                                              ------          ------            ------
        Net cash flows from operating activities               1,568             218              (351)
                                                              ------          ------            ------
Cash flows from investing activities:
    Capital expenditures                                        (912)           (883)             (872)
    Sales of marketable securities                             1,524             594             1,453
    Proceeds from sale of property and equipment                 298              98                53
                                                              ------          ------            ------
        Net cash flows from investing activities                 910            (191)              634
                                                              ------          ------            ------
Cash flows from financing activities:
    Net (re-payments) borrowings under line of credit         (1,200)            800               400
    Purchase of treasury stock                                   ---             ---               (70)
    Proceeds from long-term debt                                 480             ---               ---
    Reduction in long-term debt                                 (814)           (613)             (614)
                                                              ------          ------            ------
        Net cash flows from financing activities              (1,534)            187              (284)
                                                              ------          ------            ------

Net increase (decrease) in cash                                  944             214                (1)
Beginning cash                                                   267              53                54
                                                              ------          ------            ------

Ending cash                                                   $1,211          $  267            $   53
                                                              ======          ======            ======
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
    Interest                                                  $  425          $  467            $  374
    Income taxes                                              $   20          $  ---            $  ---
Supplemental schedule of non-cash investing and financing
    activities:
    Capital leases                                            $  ---          $  157            $  ---

The accompanying notes are an integral part of these consolidated financial statements.

                     CFI INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1995, JUNE 26, 1994 AND JUNE 27, 1993


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR -- The Company's fiscal year ends on the last day in June. Prior to fiscal 1995 the Company's fiscal year ended the last Sunday in June.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of CFI Industries, Inc. and subsidiaries (the "Company" or "CFI"). All significant intercompany accounts and transactions have been eliminated.

MARKETABLE SECURITIES -- Marketable securities, which were carried at the lower of cost or market, consisted of a mutual fund invested primarily in 100% government backed mortgage securities. Unrealized losses on such securities in fiscal 1994 of $77,000 were offset against interest income.

REVENUE RECOGNITION -- Revenue from product sales is recognized at the time the product is shipped.

INVENTORIES -- Inventories, which consist of roll stock and pelletized or thermoformed plastics, are carried at the lower of cost or net realizable value using the first-in, first-out or weighted average cost methods. Cost includes raw material, labor and manufacturing overhead.

Inventories at June 30, 1995 and June 26, 1994 consisted of the following (amounts in thousands):

                                              June 30,    June 26,
                                                1995        1994
                                                ----        -----
       Raw material                            $1,018       $  822
       Work in process                            158          172
       Finished goods                           1,642        1,448
                                                -----        -----
                                               $2,818       $2,442
                                               ======       ======




DEPRECIATION -- Depreciation for financial reporting purposes is provided by using the straight-line method based upon the estimated useful lives of the assets as follows: buildings, 10 to 40 years; equipment, 3 to 20 years; and furniture and fixtures, 4 to 10 years.

INTANGIBLE ASSETS -- Intangible assets consist of goodwill, the cost in excess of net asset value of an acquired business, which is being amortized on a straight-line basis over a period of 40 years. The Company reviews the recoverability of goodwill based upon anticipated future operating results, on a nondiscounted basis, of the acquired business compared with the scheduled goodwill amortization.

CALCULATION OF NET INCOME (LOSS) PER COMMON SHARE -- The number of shares used in the net income (loss) per common share calculation is the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents, in the form of stock options, have been included in the fiscal 1995 calculation of weighted average shares outstanding using the treasury stock method. There were no common stock equivalents included in the calculation of net loss per common share for fiscal 1994 and 1993 as outstanding options were antidilutive during such periods.

STATEMENTS OF CASH FLOWS -- For purposes of the Statements of Cash Flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

2.  TRANSACTIONS WITH RELATED PARTIES

For fiscal 1995, 1994 and 1993, the Company paid $23,000, $32,000 and $20,000, respectively, for legal services rendered by Rosenberg & Liebentritt, P.C., a law firm whose two shareholders are members of the Company's Board of Directors. The Company believes that these fees are no less favorable than could be obtained from an outside party.

In addition, individuals and companies affiliated with Equity Group Investments, Inc. ("EGI"), a related party, provide services to the Company and its subsidiaries relating to corporate planning, tax advice and other matters. Amounts paid to EGI or its affiliates for such services in fiscal 1995, 1994 and 1993 were $46,000, $69,000 and $42,000, respectively. The Company believes that these fees are no less favorable than could be obtained from an outside party.

3.  PROPERTY AND EQUIPMENT

Components of property and equipment at June 30, 1995 and June 26, 1994 were as follows (amounts in thousands):

                                                                June 30,              June 26,
                                                                 1995                   1994
                                                                -------                 ------
             Land and improvements                              $   544                 $   681
             Buildings and improvements                           3,527                   3,514
             Machinery and equipment                              8,707                   8,014
             Furniture, fixtures and other                        1,506                   1,404
             Construction-in-progress                                65                      99
                                                                -------                 -------
                                                                 14,349                  13,712
                     Less accumulated depreciation                7,306                   6,203
                                                                -------                 -------
                                                                $ 7,043                 $ 7,509
                                                                =======                 =======

Included in the above amounts are items under capitalized leases as follows (amounts in thousands):

                                                                June 30,                 June 26,
                                                                   1995                     1994
                                                                -------                ----------
             Cost                                                 $197                    $197
             Less accumulated depreciation                          50                      14
                                                                  ----                    ----
                                                                  $147                    $183
                                                                  ====                    ====

Maintenance and repair expense during fiscal 1995, 1994 and 1993 was $1.7 million, $1.7 million and $1.6 million, respectively.

4.  SHORT-TERM DEBT

Plastofilm Industries, Inc. ("Plastofilm"), a wholly owned subsidiary of the Company, has a secured loan agreement (the "Agreement") with a financial institution pursuant to which it has borrowings under a revolving line of credit, a term loan and a capital expenditure line. The Agreement is secured by substantially all of Plastofilm's assets. (See Note 5.)

The $2.5 million line of credit bears interest at the prime rate plus 1/4% (9.25% at June 30, 1995) and is renewable at the option of such financial institution on November 30, 1995. Plastofilm anticipates that this line of credit will be renewed. During the fiscal year ended June 30, 1995, maximum borrowings under this line were $2.0 million and borrowings under this line at June 30, 1995 were $0.8 million. During the fiscal year ended June 26, 1994, Plastofilm's line of credit was $2.0 million, maximum borrowings under this line were $2.0 million and $2.0 million was outstanding at June 26, 1994. Average borrowings were $1,625,000 and $1,643,000 for the fiscal years ended June 30, 1995 and June 26, 1994, respectively. The weighted average interest rate was 8.61% in fiscal 1995 and 6.46% in fiscal 1994.

5.  LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 1995 and June 26, 1994 (amounts in thousands):

                                                                June 30,                 June 26,
                                                                  1995                     1994
                                                                --------                 --------
             Mortgage note, prime rate +1/2%
               due 1998                                         $  292                   $  455
             Term loan, prime rate +1/4%,
               due 1996                                          2,130                    2,700
             Capital expenditure loan,
               prime rate +1/2%, due 2000                          480                      ---
             Lease obligations, 8.65%-16.92%,
               due through 1996                                     69                      150
                                                                ------                   ------
                                                                 2,971                    3,305
             Less current maturities                               742                      687
                                                                ------                   ------
                                                                $2,229                   $2,618
                                                                ======                   ======

The long-term debt matures as follows: $742,000 in 1996, $1,687,000 in 1997, $326,000 in 1998, $96,000 in 1999, $96,000 in 2000 and $24,000 thereafter.

The Agreement between Plastofilm and its lender restricts the transfer of funds between Plastofilm and the Company through the imposition of tangible net worth requirements, debt to equity ratios and cash flow requirements. As a result of these restrictions, approximately 75% of the consolidated net assets of Plastofilm were restricted from being transferred to the Company as of June 30, 1995.

6.  COMMITMENTS

The Company and its subsidiaries lease certain facilities and equipment under various lease agreements. Total minimum commitments payable under these leases at June 30, 1995 were (amounts in thousands):

             Fiscal Year                                        Operating                  Capital
             -----------                                        ---------                  -------
             1996                                                  $ 304                     $  69
             1997                                                    278                       ---
             1998                                                    132                       ---
             1999                                                    120                       ---
             2000                                                     60                       ---
                                                                   -----                     -----

             Total minimum lease payments                          $ 894                        69
                                                                   =====

             Less amount representing interest                                                   4
                                                                                             -----
             Present value of minimum lease payments                                         $  65
                                                                                             =====

Rent expense for operating leases was $364,000, $279,000 and $305,000 for fiscal 1995, 1994 and 1993, respectively.

7.  INCOME TAXES

The provision (benefit) for income taxes was as follows:

                                                                    1995       1994       1993
                                                                    ----       ----       ----
 Current:
 U.S. Federal                                                       $  30       $---       $---

 Deferred                                                            (530)      $---       $---
                                                                    -----       ----       ----

                                                                    $(500)      $---       $---
                                                                    =====       ====       ====


The income tax benefit differed from the federal statutory rate as detailed below (amounts in thousands):

                                                                    1995         1994       1993
                                                                    ----         ----       ----
 Federal income tax computed at the
 statutory rate                                                    $ 444       $ (286)    $(131)

Additional (benefit) provision from:
    Utilization of net operating loss
       carryforwards, net                                           (457)         ---       ---

    Recognition of future tax benefits
       previously generated                                         (530)         ---       ---
 Tax benefits available in future
       years                                                         ---          261       106

Goodwill amortization                                                 25           25        25

Other, net                                                            18          ---       ---
                                                                   -----       ------     -----

 Total income tax (benefit)                                        $(500)      $  ---     $ ---
                                                                   =====       ======     =====


At June 30, 1995 and June 26, 1994 the components of deferred income taxes were as follows (amounts in thousands):

                                                          1995                             1994
                                                          ----                             ----
                                               Assets          Liabilities        Assets         Liabilities
                                               ------          -----------        ------         -----------
Net operating loss and credit
  carryforwards                                 $ 2,999              $ ---         $ 3,456           $ ---
Depreciation and amortization                      ----                643             ---             762
Provision for soil remediation                      405                ---             432             ---
Other allowances and accruals                       451                ---             589             ---
Valuation reserve                                (2,682)               ---          (3,715)            ---
                                                -------              -----         -------           -----
                                                $ 1,173              $ 643         $   762           $ 762
                                                =======              =====         =======           =====

A valuation reserve is provided to reduce the deferred tax assets to a level which management expects will be realized in the future. The valuation reserve for deferred tax assets as of June 26, 1994 was $3,715,000. The net change in the total valuation reserve for the year ended June 30, 1995 was a decrease of $1,033,000. Of this amount $457,000, resulted from the utilization of $487,000 of net operating loss carryforwards net of $30,000 of alternative minimum tax credits generated. The remaining $576,000 decrease resulted primarily from the Company's reevaluation of the realizability of future income tax benefits based on the Company's increased future profit expectations and improving business conditions.

At June 30, 1995, for income tax purposes the Company had net operating loss carryforwards of $6.7 million and general business credits carryforwards of $.7 million. The net operating loss carryforwards expire in years 2001 to 2009; the general business credits carryforwards expire in years 1999 and 2000.

8.  EMPLOYEE RETIREMENT PLANS

Until December 31, 1991, Plastofilm had a non-contributory profit sharing plan and a non-contributory pension plan. On November 12, 1991, the Board of Directors of Plastofilm adopted a resolution to curtail future benefit accruals in both plans as of December 31, 1991 and effective May 31, 1995 the pension plan was terminated. The pension plan obligation was not settled as of June 30, 1995. The settlement is not expected to have a material effect on the fiscal 1996 financial statements. The vested benefits in the profit sharing plan were placed in a new cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), the Plastofilm Employee Savings Plan ("Savings Plan"), which became effective on January 1, 1992.

The Savings Plan is for all employees. Plastofilm's contributions to the savings plan are at the discretion of Plastofilm's Board of Directors. It is currently Plastofilm's policy to contribute from 1% to 3% of each participant's compensation by matching 50% of employee voluntary salary deferrals of the first 6% of an employee's salary. A participant's contribution may not exceed 15% of annual compensation, or the maximum amount allowable as determined by the Code, if less than 15% of compensation. The amounts expensed under the Savings Plan for fiscal 1995, 1994 and 1993 were $238,000, $252,000 and $208,000, respectively.

Plastofilm's net periodic pension credit included the following components (amounts in thousands):

                                                                 1995           1994            1993
                                                                 ----           ----            ----
        Service costs - benefits earned
             during the period                                     $---          $---           $---
        Interest cost of projected benefit
             obligations                                             48            54             58
        Actual return on assets                                     (82)          (17)           (33)
        Net amortization and deferral                                15           (59)           (44)
                                                                   ----          ----           ----
               Net pension credit                                  $(19)         $(22)          $(19)
                                                                   ====          ====           ====

The funded status of Plastofilm's retirement plan at June 30, 1995 and June 26, 1994 was as follows (amounts in thousands):

                                                                1995              1994
                                                                ----              ----
Accumulated benefit obligations:
Vested                                                            $ 730            $ 822
Nonvested                                                           ---               11
                                                                  -----            -----
   Total accumulated benefit obligations                            730              833
Effect of projected future compensation levels                      ---              ---
                                                                  -----            -----
   Projected benefit obligation                                     730              833
Plan assets at fair value                                           818              844
                                                                  -----             ----
   Plan assets in excess of projected benefit obligation             88               11
Unrecognized net loss                                               236              419
Unrecognized net assets and other                                  (215)            (238)
                                                                  -----            -----
Net prepaid pension asset                                         $ 109            $ 192
                                                                  =====            =====

In determining the net periodic pension credit, the weighted average discount rate used was 6.5% in fiscal 1995 and 6.0% in fiscal 1994 and 1993. The weighted average expected long-term rate of return on assets was 7.50% in fiscal 1995 and 1994 and 6.75% in fiscal 1993.

9.  STOCK OPTIONS

The Company had originally reserved 100,000 shares of its common stock for issuance to Directors, officers, key employees and consultants of the Company through incentive stock options, non-qualified stock options and stock appreciation rights to be granted under the Company's 1991 Stock Option Plan (the "Plan"). In April 1994, the Company's Board of Directors approved a proposed amendment to the Company's Plan which would increase the number of common shares issuable upon exercise of stock options by 500,000 common shares. The proposed amendment was approved by stockholders at the Company's Annual Meeting of Stockholders held on December 6, 1994. The plan is administered by the Compensation Committee (the "Committee") consisting of three members of the Board of Directors. The option price is determined by the Committee, but cannot be less than the fair market value of the common stock of the Company at the date of grant. The options generally vest, in equal cumulative installments, after three years and expire ten years after the date of grant.

Transactions involving the plan are summarized as follows:

                                                 Price Range              1995            1994
                                                 -----------              ----            ----
         Outstanding, beginning of year          $2.63  -   $4          236,167          37,500
         Granted                                 $2.63  -   $4.38       146,000         268,000
         Canceled                                $2.63  -   $4           (1,667)        (69,333)
         Exercised                                                          ---             ---
                                                                        -------         -------
             Outstanding, end of year            $2.63  -   $4.38       380,500         236,167
                                                                        =======         =======

         Exercisable, end of year                                       236,500         118,500

         Reserved for future option grants                              219,500         363,833

Included in the fiscal 1994 options outstanding and exercisable were 172,000 shares and 100,000 shares, respectively, which were subject to stockholder approval.

10.  CONTINGENT LIABILITIES

During fiscal 1991 soil conditions at Plastofilm's Wheaton, Illinois facility were discovered which need remediation. At June 30, 1991, a pre-tax provision of $1.0 million was recorded for the estimated costs of testing and remediation. Fiscal 1992 expenditures for testing and remediation were approximately $535,000. At June 28, 1992, an additional pre-tax provision of $1.0 million was recorded to reflect the then currently estimated costs to complete the soil remediation. Expenditures during fiscal 1995, 1994 and 1993 for testing and remediation were approximately $78,000, $67,000 and $127,000, respectively. During fiscal 1993 the Illinois Environmental Protection Agency requested certain additional testing to be performed before approval of the Company's voluntary clean-up plan. These tests were conducted in fiscal 1994 and submitted to the Illinois Environmental Protection Agency in fiscal 1995 for approval. The approval of the Company's voluntary clean-up plan is pending.

The Company has received a demand for payment of withdrawal liability in the amount of approximately $360,000 from a multi-employer pension plan to which the Company made contributions in connection with a discontinued business. The Company disputes that it has any withdrawal liability and, in accordance with the applicable provisions of the Employee Retirement Income Security Act, has demanded that this dispute be resolved through arbitration. The Company is making quarterly contributions of approximately $10,000 as required by law pending arbitration. Through June 30, 1995 the Company has made payments of approximately $95,000. These payments will be returned to the Company, with interest, if it is ultimately determined that the Company has no liability.

The Company, in connection with a discontinued business, has been named by the United States Environmental Protection Agency ("US-EPA") as a potentially responsible party in a Superfund Proceeding. The US-EPA has determined the Company to be a de minimus contributor and has offered a settlement agreement to all de minimus parties. The Company has accepted the settlement agreement which will require total payments of $80,586. Payments will be made in two equal installments on January 16, 1996 and July 16, 1996. The settlement amount has been provided for in the financial statements.

11.  MAJOR CUSTOMERS

During fiscal years 1995, 1994 and 1993, net sales to Baxter International, Inc. and its affiliates accounted for approximately $5.2 million (17%), $4.6 million (16%) and $3.6 million (12%), respectively, of the total net sales of the Company.

                                                                      SCHEDULE I
CFI INDUSTRIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(AMOUNTS IN THOUSANDS)


                                                                    June 30,            June 26,
                                                                      1995                 1994
                                                                      ----                 ----
Current Assets:
    Cash                                                             $   909             $     31
    Marketable securities                                            -------                1,524
    Deferred income taxes                                                506             --------
    Other current assets                                                   2                    3
                                                                     -------             --------

         Total current assets                                          1,417                1,558

Investment in and advances to subsidiaries, net                        7,804                6,020
Other non-current assets                                                 249                  257
                                                                     -------             --------

         Total assets                                                $ 9,470             $  7,835
                                                                     =======             ========

Current Liabilities:
    Accounts payable and accrued expenses                            $   707             $    879
    Income taxes payable                                                  30                   10
                                                                     -------             --------

         Total current liabilities                                       737                  889

Non-current liabilities                                                  103                  124
                                                                     -------             --------

         Total liabilities                                               840                1,013
                                                                     -------             --------

Stockholders' Equity:
    Common stock                                                       1,991                1,991
    Paid-in surplus                                                   16,374               16,374
    Deficit                                                           (9,735)             (11,543)
                                                                     -------             --------

         Total stockholders' equity                                    8,630                6,822
                                                                     -------             --------

         Total liabilities and stockholders' equity                  $ 9,470             $  7,835
                                                                     =======             ========

                                                                      SCHEDULE I
CFI INDUSTRIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
(AMOUNTS IN THOUSANDS)

                                                                                Year Ended
                                                               ----------------------------------------
                                                                June 30,         June 26,      June 27,
                                                                  1995             1994          1993
                                                                  ----             ----          ----
Revenue:
    Interest income                                           $     55         $    ---       $    125
    Other income (expense)                                         (42)             (36)           ---
                                                              --------         --------       --------

    Total revenue                                                   13              (36)           125
                                                              --------         --------       --------

Costs and Expenses:
    General and administrative expenses                            121              370            411
    Interest expense                                                18               23             14
    Equity in net loss (income) of
         subsidiaries                                           (1,395)             419            (54)
    Intercompany expense (income)                                  (39)              (6)            87
                                                              --------         --------       --------

    Total costs and expenses                                    (1,295)             806            458
                                                              --------         --------       --------


Income (loss) before income taxes                                1,308             (842)          (333)

Income taxes (benefit)                                            (500)             ---            115
                                                              --------         --------       --------

Net income (loss)                                                1,808             (842)          (448)

Deficit - beginning of year                                    (11,543)         (10,701)       (10,253)
                                                              --------         --------       --------

Deficit - end of year                                         $ (9,735)        $(11,543)      $(10,701)
                                                              ========         ========       ========

                                                                      SCHEDULE I
CFI INDUSTRIES, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

                                                                              Year Ended
                                                            ------------------------------------------
                                                            June 30,           June 26,         June 27,
                                                              1995              1994             1993
                                                              ----              ----             ----
Cash flows from operating activities:
    Net income (loss)                                          $ 1,808          $(842)         $ (448)
    Equity in net loss (income) of subsidiaries                 (1,395)           419             (54)
    Changes in assets and liabilities:
    Other current assets                                          (505)           ---               4
    Current liabilities                                           (152)            10             (20)
    Other net                                                      (21)           (10)            (96)
                                                               -------            ---          ------
         Net cash flows from operating activities                 (265)          (423)           (614)
                                                               -------          -----          ------


Cash flows from investing activities:
    Proceeds from sale of marketable securities                  1,524            537           1,510
                                                               -------          -----          ------

         Net cash flows from investing activities                1,524            537           1,510
                                                               -------          -----          ------


Cash flows from financing activities:
    Net intercompany activity                                     (381)           (99)           (859)
    Purchase of treasury stock                                     ---            ---             (70)
                                                               -------          -----          ------

         Net cash flows from financing activities                 (381)           (99)           (929)
                                                               -------          -----          ------

Net increase (decrease) in cash                                    878             15             (33)
Beginning cash                                                      31             16              49
                                                               -------          -----          ------

Ending cash                                                    $   909          $  31          $   16
                                                               =======          =====          ======

                                                                    SCHEDULE II
CFI INDUSTRIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1995, JUNE 26, 1994 AND JUNE 27, 1993
(AMOUNTS IN THOUSANDS)


                                     Balance at      Charged to      Deductions       Balance
                                     Beginning of    Costs and       Net of           at End
                                     Period          Expenses        Recoveries       of Period
 Allowance for Doubtful
 Accounts Receivable

          1995                          $  9              4               2                 $15
          1994                            36              9             (36)                  9
          1993                            42              7             (13)                 36

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, MANAGEMENT REMUNERATION AND TRANSACTIONS, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 10, Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than October 27, 1995 and thus this part has been omitted in accordance with General Instruction G (3) to Form 10-K.

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)     Financial Statements:
       CFI INDUSTRIES, INC. AND SUBSIDIARIES
           Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page 10
           Consolidated Balance Sheets as of June 30, 1995 and June 26, 1994  . . . . . . . . .  Page 11
           Consolidated Statements of Operations for the Years Ended June 30, 1995,
               June 26, 1994 and June 27, 1993  . . . . . . . . . . . . . . . . . . . . . . . .  Page 12
           Consolidated Statements of Stockholders' Equity for the Years Ended
               June 30, 1995, June 26, 1994 and June 27, 1993 . . . . . . . . . . . . . . . . .  Page 13
           Consolidated Statements of Cash Flows for the Years Ended June 30, 1995,
               June 26, 1994 and June 27, 1993  . . . . . . . . . . . . . . . . . . . . . . . .  Page 14
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  Page 15 - 22


(a)(2)     Financial Statement Schedules:
       CFI INDUSTRIES, INC. AND SUBSIDIARIES
    I  -   Condensed Financial Information of Registrant (Parent Company) . . . . . . . . . . .  Page 23 - 25
   II  -   Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . .  Page 26

        All other schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a) (3)    Exhibits:

    Exhibits shown parenthetically are incorporated by reference to prior filings.

    3   (a)      Amendment to Restated Certificate of Incorporation dated January 10, 1987 (Exhibit 3(i) to
                 Registrant's Annual Report for 1987 on Form 10-K)

    3   (b)      Bylaws of the Registrant, as amended December 4, 1986 (Exhibit 3 (ii) to Registrant's Annual
                 Report for 1987 on Form 10-K)

    3   (c)      Certificate of Amendment of Restated Certificate of Incorporation of Consolidated Fibres Inc.
                 (Exhibit 3(i) to Registrant's December 27, 1992 Quarterly Report on Form 10-Q)

    4   (a)      Certificate of stock of CFI Industries, Inc. (Exhibit 4(i) to Registrant's December 27, 1992
                 Quarterly Report on Form 10-Q)

    10  (a)(1)   Joint Venture Agreement between Registrant and Friedman & Son, Inc. dated as of April 1, 1988
                 (Exhibit 2-3 to Registrant's Report on Form 8-K dated May 19, 1988)

    10  (a)(2)   Asset Contribution Agreement dated as of January 8, 1988 (Exhibit 2-2 to Registrant's Report
                 on Form 8-K dated May 19, 1988)

      10 (a)(3)   Amendment to Asset Contribution Agreement dated as of March 8, 1988 (Exhibit 2-1 to Registrant's Report on Form 8-K dated May 19, 1988)

      10 (b)      Settlement Agreement of lawsuit - Tamkin vs. Registrant et al. dated May 1, 1988
                  (Exhibit 10 (b) to Registrant's Annual Report for 1988 on Form 10-K)

      10 (c)      First Amendment to Registrant's Retirement Plan dated December 10, 1987 (Exhibit
                  10 (c) (1) to Registrant's Annual Report for 1988 on Form 10-K)

      10 (d)      Second Amendment to Registrant's Retirement Plan dated March 10, 1988 (Exhibit
                  10 (c) (2) to Registrant's Annual Report for 1988 on Form 10-K)

      10 (e)      Third Amendment to Registrant's Retirement Plan dated July 7, 1988 (Exhibit
                  10 (c) (3) to Registrant's Annual Report for 1988 on Form 10-K)

      10 (f)      First Amendment to Joint Venture Agreement dated as of September 15, 1989 (Exhibit
                  10 (f) to Registrant's Annual Report for 1989 on Form 10-K)

      10 (g)      Stock Purchase Agreement between Plastofilm Industries, Inc. and the shareholders of
                  Form-Fit, Inc. dated May 13, 1989 (Exhibit to the Registrant's March 31, 1989 Quarterly
                  Report on Form 10-Q)

      10 (h)      Agreement to Purchase Stock of Newco Recycling, Inc. between U.S. Recycling Industries and
                  Waste Management of North America, Inc. dated July 12, 1990 (Exhibit 2.1 to Registrant's
                  Report on Form 8-K dated July 26, 1990).

      10 (i)      Agreement to Purchase Stock of Form-Fit, Inc. between Plastofilm Industries, Inc. and Detroit
                  Forming, Inc. dated February 28, 1991 and amended April 15, 1991 (Exhibit 2.1 to Registrant's
                  Report on Form 8-K dated April 26, 1991)

      10 (j)      Information Statement to Shareholders dated August 8, 1991, regarding the proposed sale of
                  Plastofilm Industries, Inc.

      11          Statement Re:  Computation of Per Share Earnings

      16 (a)      Former Accountants Letter (Exhibit 16.1 to Registrant's Report on Form 8-K dated June 4, 1992).

      22          Subsidiaries of the Registrant

      27          Financial Data Schedule

(b)   Reports on Form 8-K:  None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CFI Industries, Inc.
                                  (Registrant)

Date:       9/28/95                     By:      /s/  Robert W. George
                                                 Robert W. George
                                                 Principal Executive Officer



Date:       9/28/95                     By:      /s/ Robert W. Zimmer
                                                 Robert W. Zimmer, Treasurer
                                                 Principal Financial and
                                                 Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:





Signature                                  Title                             Date
/s/ C. Clifford Brake                      Director                               9/28/95
---------------------
C. Clifford Brake

/s/ Marshall Burman                        Director                               9/28/95
-------------------
Marshall Burman

/s/ Philip C. Calian                       Director                               9/28/95
--------------------
Philip C. Calian

/s/ Robert W. George                       Director                               9/28/95
--------------------
Robert W. George

/s/ Richard M. Harris                      Director                               9/28/95
---------------------
Richard M. Harris

/s/ Donald J. Liebentritt                  Director                               9/28/95
-------------------------
Donald J. Liebentritt

/s/ Sheli Z. Rosenberg                     Director                               9/28/95
----------------------
Sheli Z. Rosenberg