Form 10-Q
period 1995-09-30
CFI INDUSTRIES INC
filed 1995-11-02
CIK 23657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


    For the quarterly period ended     September 30, 1995
                                    --------------------------

________Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


Commission file number 0-8555
                       ------


                              CFI INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                      53-0174114
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)



 935 West Union Avenue, Wheaton, Illinois                     60187
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (708) 668-2838
                                                    --------------
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                     (APPLICABLE ONLY TO CORPORATE ISSUES:)


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        1,997,332 share of Common Stock, $1.00 Par Value, as of October 31,
    1995.

                     CFI INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                            Page
                                                                                             No.
                                                                                             ---
Part I.    Financial Information

           Item 1.  Financial Statements

           Consolidated Balance Sheets as of  September 30, 1995
           and June 30, 1995 (Unaudited)..................................................     3

           Consolidated Statements of Operations for the Three Months
           Ended September 30, 1995 and September 25, 1994 (Unaudited)....................     4

           Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1995 and September 25, 1994 (Unaudited)....................     5

           Notes to Consolidated Interim Financial Statements (Unaudited).................   6-7

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................................  8-9

Part II.   Other Information

           Item 6. Exhibits and Reports on Form 8-K........................................   10

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND JUNE 30, 1995
(Amounts in thousands, except par value per share amounts)
(Unaudited)

                                                           September 30,              June 30,
                                                               1995                     1995
                                                               ----                     ----
ASSETS
Current Assets:
  Cash......................................................    $ 1,520                 $ 1,211
  Trade and other receivables,
     net of allowance for doubtful accounts of
     $15 in September and June..............................      3,458                   3,706
   Inventories..............................................      2,931                   2,818
   Prepayments and other....................................        478                     486
   Deferred income taxes....................................      1,173                   1,173
                                                                -------                 -------
     Total current assets...................................      9,560                   9,394
Property and equipment, at cost, less
  accumulated depreciation of $7,595 in September
  and $7,306 in June........................................      6,940                   7,043
Intangible assets, at cost, net of accumulated
  amortization of $788 in September and
  $768 in June..............................................      2,511                   2,531
Other assets................................................         55                      55
                                                                -------                 -------
                                                                $19,066                 $19,023
                                                                =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt ..........................................    $ 1,100                 $   800
  Current maturities of long-term debt......................        742                     742
  Current portion of other long-term liabilities............         55                      55
  Accounts payable..........................................      1,965                   2,388
  Accrued liabilities:
    Salaries and wages......................................        830                     867
    Insurance...............................................        417                     417
    Provision for soil remediation..........................      1,183                   1,193
    Other...................................................        871                     859
                                                                -------                 -------
      Total current liabilities.............................      7,163                   7,321
  Long-term debt............................................      2,063                   2,229
  Other long-term liabilities...............................        180                     200
  Deferred income taxes.....................................        643                     643
                                                                -------                 -------
      Total liabilities.....................................     10,049                  10,393
                                                                -------                 -------

Commitments and contingent liabilities (Note 5)
Stockholders' Equity:
  Common stock, $1.00 par value, 10,000 shares
  authorized, 1,997 and 1,991 shares issued
  and outstanding in September and June respectively........      1,997                   1,991
  Paid-in surplus...........................................     16,393                  16,374
  Deficit...................................................     (9,373)                 (9,735)
                                                                -------                 -------
      Total stockholders' equity............................      9,017                   8,630
                                                                -------                 -------
                                                                $19,066                 $19,023
                                                                =======                 =======

The accompanying notes are an integral part of these consolidated financial statements.

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 25, 1994 (Amounts in thousands, except per share amounts)
(Unaudited)




                                                        1995           1994
                                                       ------         ------

Net sales                                              $7,872         $7,190
Cost of sales                                           5,780          5,451
                                                       ------         ------
  Gross profit                                          2,092          1,739

Selling expenses                                          987            981
General & administrative
  expenses                                                636            518
                                                       ------         ------
Operating income                                          469            240
Interest expense                                           98            103
Interest income                                            13             --
Other expense                                              22             25
                                                       ------         ------
   Income before
   income taxes                                           362            112
Income taxes                                               --             --
                                                       ------         ------
  Net income                                            $ 362           $112
                                                       ======         ======

Earnings per common share:
 Net Earnings                                          $ 0.16         $ 0.05
                                                       ======         ======

Weighted average number of common
 shares and common share
 equivalents outstanding:                               2,194          2,046
                                                       ======         ======


The accompanying notes are an integral part of these consolidated financial statements.

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 25, 1994 (Amounts in thousands)
(Unaudited)


                                                           1995               1994
                                                           ----               ----
Cash Flows from Operating Activities:
  Net income .........................................   $    362              $ 112

  Adjustments to reconcile net income to net
   cash flows from operating activities:
  Depreciation and amortization.......................        309                296
  Provision for losses, asset write-offs and other....         60                 95
  Stock distribution to employees.....................         25                 --

Changes in assets and liabilities:
  Trade and other receivables.........................        248                565
  Inventories.........................................       (173)               (76)
  Prepayments and other current assets................          8                 76
  Accounts payable and accrued liabilities............       (458)              (993)
  Other - net.........................................         --                (14)
                                                          -------            -------
     Net cash flows from operating activities.........        381                 61
                                                          -------            -------

Cash Flows From Investing Activities:
  Capital expenditures..................................     (190)               (35)
  Disposals of property and equipment...................        4                 --
  Proceeds from sale of marketable securities...........       --                463
                                                          -------            -------
     Net cash flows from (used in) investing activities      (186)               428
                                                          -------            -------

Cash Flows From Financing Activities:
  Net (payments) borrowings under line of credit......        300               (550)
  Payments on long-term debt..........................       (186)              (171)
                                                          -------            -------
     Net cash flows from (used in) financing activities       114               (721)
                                                          -------            -------

Net increase (decrease) in cash.......................        309               (232)
Beginning cash........................................      1,211                267
                                                         --------           --------
Ending cash...........................................   $  1,520              $  35
                                                         ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest............   $     96              $ 106

The accompanying notes are an integral part of these consolidated financial statements.

                     CFI INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1995 AND JUNE 30, 1995
                                  (Unaudited)

1.  GENERAL

    The unaudited financial information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the periods presented. All such adjustments are of a normal and recurring nature. The financial results for interim periods may not be indicative of the financial results for a full year. These statements should be read in conjunction with the financial statements and notes thereto included with the 1995 Form 10-K filed by the Company with the Securities and Exchange Commission.

2.  INVENTORIES

    Inventories consisted of the following (amounts in thousands):

                                 September 30,     June 30,
                                    1995               1995
                                   -----              -----

          Raw materials          $ 1,234             $1,018
          Work in process            181                158
          Finished Goods           1,516              1,642
                                 -------            -------
                                 $ 2,931            $ 2,818
                                 =======            =======

3.  CHANGES IN STOCKHOLDERS' EQUITY

    Changes in stockholders' equity for the three month period ended September 30, 1995 are shown below (amounts in thousands):


                                    Capital  Paid-in
                                    Stock    Surplus       Deficit      Total
                                    -----    -------       -------      -----

Balance, June 30, 1995
                                   $1,991    $  16,374    $ (9,735)     $  8,630

Stock distribution to employees         6           19                        25
Net income                                                     362           362
                                   ------    ---------    ---------     --------
Balance, September 30, 1995        $1,997    $  16,393    $ (9,373)     $  9,017
                                   ======    =========    =========     ========


4.   STOCK OPTIONS

     Transactions concerning the Company's 1991 Stock Option plan for the three-month period ended September 30, 1995 are shown below:



                                          Price Range              1995
                                         -------------             ----
     Outstanding, June 30, 1995         $ 2.63  -  $ 4.38           380,500
     Granted                                                         ----
     Canceled                           $ 2.63  -  $ 3.00           (20,000)
     Exercised                                                       ----
                                                                    -------
          Outstanding,
          September 30, 1995            $ 2.63  -  $ 4.38           360,500
                                                                    =======

     Exercisable, September 30, 1995                                258,666

     Reserved for future option grants                              239,500




5.   CONTINGENT LIABILITIES

     During fiscal 1991 soil conditions at Plastofilm's Wheaton, Illinois facility were discovered which need remediation. At June 30, 1991, a pre-tax provision of $1.0 million was recorded for the estimated costs of testing and remediation. At June 28, 1992, an additional pre-tax provision of $1.0 million was recorded to reflect the then currently estimated costs to complete the soil remediation. Expenditures during fiscal 1995 and prior years were approximately $807,000. Expenditures to date during fiscal 1996 have been approximately $10,000. During fiscal 1993 the Illinois Environmental Protection Agency requested certain additional testing to be performed before approval of the Company's voluntary clean-up plan. These tests were conducted in fiscal 1994 and submitted to the Illinois Environmental Protection Agency in fiscal 1995 for approval. The approval of the Company's voluntary clean-up is pending.

     The Company has received a demand for the payment of withdrawal liability in the amount of approximately $360,000 from a multi-employer pension plan to which the Company made contributions in connection with a discontinued business. The Company disputes that it has any withdrawal liability and, in accordance with the applicable provisions of the Employee Retirement Income Security Act, has demanded that this dispute be resolved through arbitration. The Company is making quarterly contributions of approximately $10,000 as required by law pending arbitration. Through September 30, 1995 the Company has made payments of approximately $105,000. These payments will be returned to the Company, with interest, if it is ultimately determined that the Company has no liability.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales for the first quarter of fiscal 1996 were $7.9 million compared to $7.2 million for the first quarter of fiscal 1995. This sales increase was a result of improved market conditions, particularity in the medical supply market, the Company's principal market and the pass through of raw material prices increases which were experienced over the past year.

The gross profit percentage was 26.6% for the first quarter of fiscal 1996 as compared to the gross profit percentage of 24.2% experienced in the comparable quarter of fiscal 1995. This increase was due to reductions in direct labor costs, continued improvement in operating efficiencies and the reallocation of personnel and related expenses.

Selling expense was $987,000 or 12.5% of sales for the first quarter of fiscal 1995 which is comparable to $981,000 or 13.6% of sales for the first quarter of fiscal 1995.

General and administrative expenses were $636,000 for the first quarter of fiscal 1996 as compared to $518,000 for the first quarter of fiscal 1995. This increase of $118,000 was a result of the reallocation of personnel and related expenses, formally included as part of manufacturing cost and expenses, relating to the evaluation of strategic market opportunities in Europe, Puerto Rico and Texas.

Operating income for the first quarter of fiscal 1996 was $469,000 as compared to $240,000 for the comparable period in fiscal 1995. This increase in operating income of $229,000 was due to gross profits on increased sales and reduced operating expenses offset by expenses relating to the evaluation of future market opportunities.

Net interest expense was $85,000 in the first quarter of fiscal 1996 compared to $103,000 in the first quarter of fiscal 1995. This decrease in net interest expense was due to lower outstanding balances on the Company's line of credit and an increase in interest income from higher investable balances.

The Company's consolidated net income was $362,000 in the first quarter of fiscal 1996 as compared to $112,000 in the comparable period of fiscal 1995. This $250,000 improvement was due to increased operating earnings and reduced net interest expense.

Liquidity and Capital Resources

Net working capital increased to $2.4 million as of September 30, 1995, compared to $2.1 million as of June 30, 1995. This increase in working capital of $0.3 million was primarily attributed to earnings and the related cash flows of $760,000 offset by capital expenditures of $190,000 and repayments of long-term debt of $186,000.

Plastofilm has a short-term credit facility with a financial institution which is renewable on November 30, 1995 at the option of such institution. As of September 30, 1995, $1.4 million was available under this credit arrangement and Plastofilm was in compliance with all covenants. Management expects this facility to be renewed and to be sufficient to meet its working capital needs through fiscal 1996.

Plastofilm's liquidity and capital needs through fiscal 1996 include the anticipated establishment of additional production facilities in East Central Texas and Northern Ireland, a potential joint venture arrangement in Puerto Rico, the upgrade and replacement of existing equipment, as well as the soil remediation expenditures at its Wheaton, Illinois facility. The funds required to finance these items are expected to be provided from operating cash flow, the Company's existing credit facilities, grants which are expected to be made available from the Industrial Development Board of Northern Ireland and/or from other credit facilities which may become available to the Company.

                     CFI INDUSTRIES, INC. AND SUBSIDIARIES


                           PART II.  OTHER INFORMATION


ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

                   a)    Exhibits:

                         None

                   b)    Reports on Form 8-K

                         None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   CFI INDUSTRIES, INC.
                                                   --------------------
                                                      (Registrant)



October 31, 1995                                   /s/  Robert W. George
----------------                                   ---------------------
Date                                               Robert W. George
                                                   Principal Executive Officer



October 31, 1995                                   /s/  Robert W. Zimmer
----------------                                   ---------------------
Date                                               Robert W. Zimmer, Treasurer
                                                   Principal Financial and
                                                   Accounting Officer