Form 10-Q
period 1995-12-31
CFI INDUSTRIES INC
filed 1996-02-09
CIK 23657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended December 31, 1995
                                               -----------------

     Transition Report Pursuant to Section 3 or 15(d) of the Securities Exchange Act of 1934


Commission file number  0-8555
                        ------


                             CFI INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                        53-0174114
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification)
 or organization)

935 West Union Avenue, Wheaton, Illinois                    60187
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (708) 668-2838
                                                   --------------


-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                                ---  ---
                     (APPLICABLE ONLY TO CORPORATE ISSUES:)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         1,997,332 shares of Common Stock, $1.00 Par Value, as of January 31, 1996.

                     CFI INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX






                                                                                                             Page
                                                                                                              No.
                                                                                                             ----
                     Part I.  Financial Information

                              Item 1. Financial Statements


                              Consolidated Balance Sheets as of December 31, 1995 (Unaudited) and
                              June 30, 1995......................................................              3

                              Consolidated Statements of Operations for the Periods Ended
                              December 31, 1995 and December 25, 1994
                              (Unaudited)........................................................              4

                              Consolidated Statements of Cash Flows for the Six Months Ended
                              December 31, 1995 and December 25, 1994
                              (Unaudited)........................................................              5

                              Notes to Consolidated Interim Financial Statements (Unaudited).....             6-7

                              Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations................................             8-9


                     Part II. Other Information


                              Item 6  Exhibits and Reports on Form 8-K...........................             10


CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND JUNE 30, 1995
(Amounts in thousands, except par value and share amounts)

                                                                          December 31,             June 30,
                                                                             1995                   1995
                                                                             ----                   ----
                                                                         (Unaudited)
 ASSETS
 Current Assets:
      Cash..................................................        $      1,350            $      1,211
      Trade and other receivables, net of allowance for
      doubtful accounts of $27 in December and $15 in
      June..................................................               3,644                   3,706
      Inventories...........................................               2,661                   2,818
      Prepayments and other.................................                 285                     486
      Deferred income taxes.................................               1,173                   1,173
                                                                    ------------              ----------
          Total current assets..............................               9,113                   9,394

 Property and equipment, at cost less accumulated
      depreciation of $7,881 in December and $7,306 in
      June..................................................               6,814                   7,043
 Intangible assets, at cost, net of accumulated amortization of $810 in December and $768 in
      June..................................................               2,490                   2,531
Other  assets...............................................                  55                      55
                                                                     -----------              ----------
                                                                     $    18,472              $   19,023
                                                                     ===========              ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
      Short-term debt (Note 6)..............................         $        --              $      800
      Current maturities of long-term debt (Note 6).........                 800                     742
      Current portion of other long-term liabilities........                  50                      55
      Accounts  payable.....................................               1,985                   2,388
      Accrued liabilities:
        Salaries and wages..................................                 659                     867
        Insurance...........................................                 147                     417
        Provision for soil remediation......................               1,179                   1,193
        Other...............................................                 679                     859
                                                                     -----------              ----------
          Total current liabilities.........................               5,499                   7,321

 Long-term debt (Note 6)....................................               3,185                   2,229
 Other long-term debt.......................................                 171                     200
 Deferred income taxes......................................                 643                     643
                                                                     -----------              ----------
         Total liabilities..................................               9,498                  10,393
                                                                     -----------              ----------

 Commitments and contingent liabilities (Note 5)
 Stockholders' Equity:
         Common stock, $1.00 par value, 10,000 shares
         authorized, 1,997 and  1,991 shares issued and
         outstanding in December and June, respectively.....               1,997                  1,991
         Paid-in surplus....................................              16,393                 16,374
         Deficit............................................              (9,416)                (9,735)
                                                                     -----------              ----------
             Total stockholders' equity                                    8,974                  8,630
                                                                     -----------              ----------
                                                                     $    18,472              $  19,023
                                                                     ===========              =========


The accompanying notes are an integral part of these consolidated financial statements

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED DECEMBER 31, 1995 AND DECEMBER 25, 1994
(Amounts in thousands, except per share amounts)
(Unaudited)


                             Three Months Ended     Six Months Ended
                            ------------------------------------------

                            December   December   December    December
                            31, 1995   25, 1994   31, 1995    25, 1994
                            --------   --------   --------    --------
Net sales                    $6,805     $7,084     $14,677     $14,274
Cost of sales                 5,305      5,341      11,085      10,792
                             ------     ------     -------     -------
   Gross profit               1,500      1,743       3,592       3,482

Selling expenses                842        968       1,829       1,949
General & administrative
   expense                      597        574       1,233       1,092
                             ------     ------     -------     -------
Operating income                 61        201         530         441
Interest expense                 92        122         190         225
Interest income                 (11)        -          (24)         -
Other (income) expense           23        (24)         45           1
                             ------     ------     -------     -------
   Income (loss) before
   Income taxes                 (43)       103         319         215
Income taxes                      -         -           -           -
                             ------     ------     -------     -------
   Net income (loss)         $  (43)    $  103     $   319     $   215
                             ======     ======     =======     =======

Earnings per common share:
   Net income (loss)         $(0.02)    $ 0.05     $  0.14     $  0.10
                             ======     ======     =======     =======

Weighted average number
   of common shares and
   common share
   equivalents outstanding:   2,194      2,130       2,194       2,087
                             ======     ======     =======     =======


The accompanying notes are an integral part of these financial statements

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 25, 1994
(Amounts in thousands)
(Unaudited)

                                                                  1995        1994
                                                                  ----        ----
Cash Flows From Operating Activities:
Net Income...............................................     $   319     $   215

Adjustments to reconcile net income to net cash flows
  from operating activities:
     Depreciation and amortization.......................         617         599
     Provision for doubtful accounts.....................          12          -
     Provision for losses, asset write-offs and other....          25         311
     Stock distribution to employees.....................          25          -

Changes in assets and liabilities:
     Trade and other receivables.........................          50         424
     Inventories.........................................         132        (709)
     Prepayments and other current assets................         201         (35)
     Accounts payable and accrued liabilities............      (1,075)       (579)
     Other - net                                                    -         (30)
                                                               -------     -------
       Net cash flows from operating
       activities........................................         306         196
                                                               -------     -------
Cash Flows From Investing Activities:
     Capital expenditures................................        (352)       (275)
     Disposals of property and equipment.................           4         231
     Proceeds from sale of marketable
     securities..........................................           -       1,524
                                                               -------     -------
         Net cash flows from (used in) investing
         activities......................................        (348)      1,480
                                                               -------     -------


Cash Flows From Financing Activities:
     Net payments under line of credit...................        (800)       (400)
     Borrowings on long-term debt........................       1,345          -
     Payments on long-term debt..........................        (364)       (473)
                                                               -------     -------
        Net cash flows from (used in) financing
        activities.......................................         181        (873)
                                                               -------     -------
Net increase in cash.....................................         139         803
Beginning cash...........................................       1,211         267
                                                               -------     -------
Ending cash..............................................     $ 1,350     $ 1,070
                                                               =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest..........            $   191     $   221
Cash paid during period for income taxes......                $    25     $     5





The accompanying notes are an integral part of these consolidated financial statements

CFI INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 1995 (Unaudited) AND JUNE 30, 1995



1.       GENERAL

         The unaudited financial information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the periods presented. All such adjustments are of a normal and recurring nature. The financial results for the interim periods may not be indicative of the financial results for a full year. These statements should be read in conjunction with the financial statements and notes thereto included with the 1995 Form 10-K file by the Company (CFI Industries, Inc. and subsidiaries) with the Securities and Exchange Commission.

2.       INVENTORIES

         Inventories consisted of the following (amounts in thousands):

                                                              December 31,                         June 30,
                                                                 1995                                1995
                                                            ----------------                  ----------------

                                  Raw Materials             $          1,075                  $          1,018
                                  Work in process                        195                               158
                                  Finished goods                       1,390                             1,642
                                                            ----------------                  ----------------
                                                            $          2,661                  $          2,818
                                                            ================                  ================


3.       CHANGES IN STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the six month period ended December 31, 1995 are shown below (amounts in thousands):

                                           Capital          Paid-in
                                           Stock            Surplus          Deficit            Total
                                           -----            -------          -------            -----
Balance, June 30, 1995                     $  1,991         $16,374          $(9,735)         $ 8,630

Stock distribution to employees                   6              19                                25
Net income                                                                       319              319
                                           ---------        -------          --------         -------
Balance, December 31, 1995                 $  1,997         $16,393          $(9,416)         $ 8,974
                                           ========         =======          ========         =======


4.      STOCK OPTIONS

        Transactions concerning the Company's 1991 Stock Option plan for the six-month period ended December 31, 1995 are shown below:

                                                                              Shares
                                                   Price Range                 1996
                                                   -----------                 ----
Outstanding, June 30, 1995                         $2.63 - $4.38             380,500
Granted                                                $6.75                  10,500
Canceled                                           $2.63 - $3.00             (20,000)
Exercised                                                                      ----
                                                                             -------
Outstanding, December 31, 1995                     $2.63 - 6.75              371,000
                                                                             =======

Exercisable, December 31, 1995                                               294,166

Reserved for future option grants                                            229,000

5.       CONTINGENT LIABILITIES

         During fiscal 1991 soil conditions at the Wheaton, Illinois facility of Plastofilm Industries, Inc. ("Plastofilm"), a wholly owned subsidiary of the Company, were discovered which need remediation. At June 30, 1991, a pre-tax provision of $1.0 million was recorded for the estimated costs of testing and remediation. At June 28, 1992, an additional pre-tax provision of $1.0 million was recorded to reflect the then currently estimated costs to complete the soil remediation. Expenditures during fiscal 1995 and prior years were approximately $807,000. Expenditures to date during fiscal 1996 have been approximately $14,000. During fiscal 1993 the Illinois Environmental Protection Agency requested certain additional testing to be performed before approval of the Company's voluntary clean-up plan. These tests were conducted in fiscal 1994 and submitted to the Illinois Environmental Protection Agency in fiscal 1995 for approval. The approval of the Company's voluntary clean-up is pending.

         The Company has received a demand for the payment of withdrawal liability in the amount of approximately $360,000 from a multi-employer pension plan to which the Company made contributions in connection with a discontinued business. The Company disputes that it has any withdrawal liability and, in accordance with the applicable provisions of the Employee Retirement Income Security Act, has demanded that this dispute be resolved through arbitration. The Company is making quarterly contributions of approximately $10,000 as required by law pending arbitration. Through December 31, 1995 the Company has made payments of approximately $115,000. These payments will be returned to the Company, with interest, if it is ultimately determined that the Company has no liability.

         The Company, in connection with a discontinued business, has been named by the United States Environmental Protection Agency ("US-EPA") as a potentially responsible party in a Superfund Proceeding. The US-EPA has determined the Company to be a de minimus contributor and has offered a settlement agreement to all parties. The Company has accepted the settlement agreement which will require total payments of $80,586. On January 16, 1996 the Company paid the first installment of $40,293. The second and final installment of $40,293 is due July 16, 1996. The settlement amount has been provided for in the financial statements.

6.       LONG-TERM DEBT

         On January 15, 1996, the Company entered into a new long-term debt agreement. Under the terms of this new agreement, the Company can borrow a maximum of $3,000,000, to be financed at a fixed interest rate of 7.74%, with regular monthly principle payments of $50,000, maturing on February 1, 2001. The Company used this new borrowing to retire previous long-term debt of $1,845,000 ($570,000 of which had been classified as current), which was financed at a variable interest rate of prime plus 1/4 % and also paid down its secured short-term line of credit (which is financed at prime plus 1/4%) by $1,100,000. As of January 15, 1996 the Company has $2,800,000 available under the secured short term-line of credit, none of which is outstanding.

         In accordance with generally accepted accounting principles, these financial statements are presented as if the new long term debt agreement had been finalized at December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sales for the second quarter of fiscal 1996 were $6.8 million compared to $7.1 million for the second quarter of fiscal 1995. This decrease of $0.3 million was a result of the Company's efforts to shed itself of low margin product lines and weak market conditions in November and December 1995. For the first six months of fiscal 1996, sales were $14.7 million as compared to $14.3 million for the first six months of fiscal 1995. This increase of $0.4 million was a result of improving market conditions and a pass-through of raw material cost increases which were experienced over the past year.

The gross profit percentage was 22.0% and 24.5% for the second quarter and the first six months of fiscal 1996, respectively, as compared to gross profit percentages of 24.6% and 24.4% in the second quarter and first six months of fiscal 1995, respectively. The reduction in the second quarter of fiscal 1996 as compared to the second quarter of the prior year was a result of lower sales volumes and the pass-through on a cost basis of raw material price increases.

Selling expenses were $842,000 or 12.4% of sales for the second quarter of fiscal 1996 as compared to $968,000 or 13.7% of sales in the second quarter of fiscal 1995. For the first six months of fiscal 1996, selling expenses were $1,829,000 or 12.5% of sales as compared to $1,949,000 or 13.7% of sales in the first six months of fiscal 1995. The decrease in selling expenses incurred in fiscal 1996 of $126,000 and $120,000 over the respective periods of 1995 was a result of reduced expenses for sales support and continued cost control efforts.

General and administrative expenses of $597,000 for the second quarter of fiscal 1996 were substantially unchanged from the $574,000 incurred during the second quarter of fiscal 1995. General and administrative expenses of $1,233,000 for the first six months of fiscal 1996 were $141,000 higher than the $1,092,000 incurred during the first six months of fiscal 1995. This increase was primarily a result of the costs incurred in planning and executing its expansion into Northern Ireland.

Operating income was $61,000 for the second quarter of fiscal 1996 as compared to $201,000 for the second quarter of fiscal 1995. The decrease of $140,000 was a result of reduced gross profit on lower sales volumes offset by a reduction in selling expenses. Operating income for the first six months of fiscal 1996 was $530,000 as compared to $441,000 for the comparable period in fiscal 1995. This $89,000 improvement was due to higher sales levels and corresponding gross profit.

Net interest expense was $81,000 and $166,000 for the second quarter and first six months of fiscal 1996, respectively, as compared to $122,000 and $225,000 for the second quarter and first six months of fiscal 1995, respectively. This improvement of $41,000 and $59,000 over the respective periods of fiscal 1995 was a result of lower outstanding balances on the Company's line of credit and increased interest income.

Net other income & expense was an expense of $23,000 in the second quarter of fiscal 1996 as compared to income of $24,000 reported during the second quarter of fiscal 1995. For the first six months of fiscal 1996 net other income & expense was an expense of $45,000 as compared to an expense of $1,000 reflected during the first six months of fiscal 1995. This difference of $47,000 and $44,000, respectively, was a result of a gain on the sale of real estate of $53,000 reported in fiscal 1995.

The Company reported a net loss of $43,000 during the second quarter of fiscal 1996 as compared to net income of $103,000 during the second quarter of fiscal 1995. This earnings reduction of $146,000 was a result of reduced gross profit on lower sales offset by a reduction in selling expenses. For the six months ended December 31, 1995 the Company reported net income of $319,000 as compared to $215,000 reported during the first six months of fiscal 1995. This improvement of $104,000 was a result of higher operating income resulting from increased gross margins and sales which more than offset the one-time gain on the sale of real estate recorded in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased to $3.6 million as of December 31, 1995, compared to $2.1 million as of June 30, 1995. This increase of $1.5 million in working capital was primarily attributed to earnings and the related cash flows of $950,000, and a net increase in long-term debt of $925,000, which was offset by capital expenditures of $350,000.

Plastofilm has a short-term credit facility with a financial institution which is renewable on November 30, 1996 at the option of such institution. As of December 31, 1995, $2.8 million was available under this facility and Plastofilm was in compliance with all covenants. Plastofilm also has a capital expenditure facility which has maximum borrowings of $1,000,000. As of December 31, 1995, $275,000 was available under this facility. In addition, the Company, through its wholly owned subsidiary, Plastofilm Limited, has negotiated a $1.6 million credit facility with a financial institution in Northern Ireland and a grant package from the Industrial Development Board of Northern Ireland. This facility and grant package is anticipated to provide for the capital and liquidity needs to support the Company's expansion into Northern Ireland.

On January 15, 1996, the Company entered into a new long-term debt agreement. Under the terms of this new agreement, the Company can borrow a maximum of $3,000,000, to be financed at a fixed interest rate of 7.74%, with regular monthly principal payments of $50,000, maturing on February 1, 2001. The Company used this new borrowing to retire previous long-term debt of $1,845,000 ($570,000 of which had been classified as current), which was financed at a variable interest rate of prime plus 1/4 % and also paid down its secured short-term line of credit (which is financed at prime plus 1/4%) by $1,100,000. As of January 15, 1996 the Company has $2,800,000 available under the secured short term-line of credit, none of which is outstanding.

The Company's liquidity and capital needs through fiscal 1996 include the costs associated with its expansion plans, among which are the following: the establishment of a production facility in Northern Ireland, the anticipated establishment of a production facility in East Central Texas, and a potential joint venture arrangement in Puerto Rico. Additional capital needs may include the upgrade and replacement of existing equipment, as well as expenditures for soil remediation at its Wheaton, Illinois facility. The funds required to finance these items are expected to be provided from operating cash flows, Plastofilm's existing credit facilities, credit facilities that have been established in Northern Ireland, grants to be made available from the Industrial Development Board of Northern Ireland and from other credit facilities which may become available to the Company.

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




                                        CFI INDUSTRIES, INC.
                                        ----------------------------
                                                Registrant




February 9, 1996                        /s/   Robert W. George
------------------------                ----------------------------
Date                                    Robert W. George
                                        Principle Executive Officer



February 9, 1996                        /s/   Robert W. Zimmer
------------------------                ----------------------------
Date                                    Robert W. Zimmer, Treasurer
                                        Principle Financial and Accounting
                                        Officer