Form 10-Q
period 1996-03-31
CFI INDUSTRIES INC
filed 1996-04-30
CIK 23657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


     X    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
   -----  Exchange Act of 1934


                 For the quarterly period ended March 31, 1996
                                                ----------------------

          Transition Report Pursuant to Section 3 or 15 (d) of the Securities ----- Exchange Act of 1934


Commission file number 0-8555
                       ------


                              CFI INDUSTRIES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Delaware                                              53-0174114
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification)
or organization)


935 West Union Avenue, Wheaton, Illinois                   60187
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

     1,999,979 shares of Common Stock, $1.00 Par Value, as of April 30, 1996.

                     CFI INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX





Part I.   Financial Information


          Item 1.  Financial Statements


          Consolidated Balance Sheets as of March 31, 1996 (Unaudited)
          and June 30, 1995...............................................   3

          Consolidated Statements of Operations for the Periods Ended
          March 31, 1996 and March 26, 1995 (Unaudited) ..................   4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended March 31, 1996 and March 26, 1995 (Unaudited) ............   5

          Notes to Consolidated Interim Financial Statements (Unaudited)   6 - 7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 8 - 9

Part II.  Other Information


          Item 6  Exhibits and Reports on Form 8-K........................  10

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND JUNE 30, 1995
(Amounts in thousands, except par value and share amounts)


                                                                          March 31,                     June 30,
                                                                            1996                         1995
                                                                     -----------------            -----------------
                                                                        (Unaudited)
ASSETS
Current Assets:
   Cash & cash equivalents....................................          $     1,336                  $    1,211
   Trade receivables, net of allowance for
   doubtful accounts of $33 in March and $15 in June..........                4,124                       3,706
   Inventories................................................                2,905                       2,818
   Prepayments and other......................................                  274                         486
   Deferred income taxes......................................                1,173                       1,173
                                                                        -----------                  ----------
     Total current assets.....................................                9,812                       9,394

Property and equipment, at cost less accumulated depreciation
     of $8,166 in March and $7,306 in June....................                7,009                       7,043
Intangible assets, at cost, net of accumulated amortization of
     $831 in March and $768 in June ..........................                2,470                       2,531
Other assets..................................................                   40                          55
                                                                        -----------                  ----------
                                                                        $    19,331                  $   19,023
                                                                        ===========                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt (Note 6)...................................          $         -                  $      800
   Current maturities of long-term debt (Note 6)..............                  859                         742
   Current portion of other long-term liabilities.............                   50                          55
   Accounts payable...........................................                1,976                       2,388
   Accrued liabilities:
     Salaries and wages.......................................                  807                         867
     Insurance................................................                  147                         417
     Provision for soil remediation...........................                1,179                       1,193
     Other....................................................                1,002                         859
                                                                        -----------                  ----------
     Total current liabilities................................                6,020                       7,321

Long-term debt (Note 6).......................................                3,063                       2,229
Other long-term liabilities...................................                  159                         200
Deferred income taxes.........................................                  643                         643
                                                                        -----------                  ----------
     Total liabilities........................................                9,885                      10,393
                                                                        -----------                  ----------

Commitments and contingent liabilities (Note 5)
Stockholders' Equity:
   Common stock, $1.00 par value, 10,000 shares authorized,
   2,000 and 1,991 shares issued and outstanding in March
   and June, respectively.....................................                2,000                       1,991
   Paid-in surplus............................................               16,408                      16,374
   Deficit....................................................               (8,966)                     (9,735)
   Cumulative translation adjustment..........................                    4                          -
                                                                        -----------                  ----------
     Total stockholders' equity...............................                9,446                       8,630
                                                                        -----------                  ----------
                                                                        $    19,331                  $   19,023
                                                                        ===========                  ==========

The accompanying notes are an integral part of these consolidated financial statements

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 1996 AND MARCH 26, 1995
(Amounts in thousands, except per share amounts)
(Unaudited)

                                      Three Months Ended                    Nine Months Ended
                                   ---------------------------         ---------------------------
                                   March 31,         March 26,         March 31,         March 26,
                                      1996              1995              1996              1995
                                   ---------         ---------         ---------         ---------
Net Sales                          $    8,086       $    8,032       $    22,763        $    22,306
Cost of Sales                           5,812            6,008            16,897             16,800
                                   ----------       ----------       -----------        -----------
   Gross profit                         2,274            2,024             5,866              5,506

Selling expenses                          979            1,020             2,808              2,969
General & administrative
  expense                                 732              558             1,965              1,650
                                   ----------       ----------       -----------        -----------
Operating income                          563              446             1,093                887
Interest expense                           94               87               284                312
Interest income                             4                -                28                  -
Other (income) expense-net                 23               30                68                 31
                                   ----------       ----------       -----------        -----------
   Income before
     income taxes                         450              329               769                544
Income taxes                                -                -                 -                  -
                                   ----------       ----------       -----------        -----------
   Net Income                      $      450       $      329       $       769        $       544
                                   ==========       ==========       ===========        ===========

Earnings per common share:
   Net Income                      $     0.20       $     0.16       $      0.34        $      0.26
                                   ==========       ==========       ===========        ===========

Weighted average number of
   common shares and common
   share equivalents
   outstanding:                         2,195            2,134             2,194              2,103
                                   ==========       ==========       ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements

CFI INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND MARCH 26, 1995
(Amounts in thousands)
(Unaudited)


                                                                            1996                      1995
                                                                            ----                      ----
Cash Flows From Operating Activities:
Net Income...............................................                $    769                  $    544

Adjustments to reconcile net income to net cash flows
 from operating activities:
 Depreciation and amortization.........................                       929                       928
 Provision for doubtful accounts.......................                        18                         -
 Provision for losses, asset write-offs and other......                        65                       237
 Stock distribution to employees.......................                        25                         -
 Stock purchased by employees .........................                        18                         -

Changes in assets and liabilities:
 Trade and other receivables...........................                      (436)                      167
 Inventories...........................................                      (152)                     (935)
 Prepayments and other current assets..................                       212                       211
 Accounts payable and accrued liabilities..............                      (613)                     (465)
 Other - net ..........................................                        15                      ( 45)
                                                                         --------                  --------
 Net cash flows from operating
 activities.........................................                          850                       642
                                                                         --------                  --------

Cash Flows From Investing Activities:
 Capital expenditures..................................                      (837)                     (601)
 Disposals of property and equipment...................                         4                       231
 Proceeds from sale of marketable
 securities............................................                         -                     1,524
                                                                         --------                  --------
 Net cash flows from investing
 activities.........................................                         (833)                    1,154
                                                                         --------                  --------

Cash Flows From Financing Activities:
 Net (payments) borrowings under line of
 credit................................................                      (800)                     (400)
 Borrowings on long-term debt..........................                     1,345                         -
 Payments on long-term debt............................                      (441)                     (643)
                                                                         --------                  --------
 Net cash flows from financing
 activities.........................................                          104                    (1,043)
                                                                         --------                  --------

Effect of exchange rate changes on cash .................                       4                        -
                                                                         --------                  --------

Net  increase in cash....................................                     125                       753
Beginning cash...........................................                   1,211                       267
                                                                         --------                  --------
Ending cash..............................................                $  1,336                  $  1,020
                                                                         ========                  ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest.................                $    278                  $    310
Cash paid during period for income taxes.................                $     25                  $      5


The accompanying notes are an integral part of these consolidated financial statements

CFI INDUSTRIES, INC. AND SUBSIDIAIRIES
NOTES TO CONSOLDIDATED INTERIM FINANCIAL STATEMEMTS
MARCH 31, 1996 (Unaudited) AND JUNE 30, 1995


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

2.   INVENTORIES

     Inventories consisted of the following (amounts in thousands):


                                    March 31,          June 30,
                                      1996              1995
                                    ---------          --------
              Raw materials          $1,251            $1,018
              Work in process           235               158
              Finished goods          1,419             1,642
                                     ------            ------
                                     $2,905            $2,818
                                     ======            ======



3.   CHANGES IN STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the nine-month period ended March 31, 1996 are shown below (amounts in thousands):

                                                                                   Cumulative
                                        Capital        Paid-in                     Translation
                                        Stock          Surplus        Deficit      Adjustment      Total
                                        -------       --------       --------      -----------     -----
Balance, June 30, 1995                   $1,991        $16,374       $(9,735)        $    -       $8,630

Stock distribution to employees               6             19                                        25
Stock purchased by employees                  3             15                                        18
Cumulative translation adjustment                                                         4            4
Net income                                                               769                         769
                                        -------       --------       -------         ------       ------
Balance, March 31, 1996                  $2,000        $16,408       $(8,966)        $    4       $9,446
                                        =======       ========       =======         ======       ======



4.   STOCK OPTIONS

     Transactions concerning the Company's 1991 Stock Option Plan for the nine-month period ended March 31, 1996 are shown below:


                                              Price Range        1996
                                              -----------        ----
Outstanding, June 30, 1995                    $2.63 - $4.38      380,500
Granted                                           $6.75           10,500
Canceled                                      $2.63 - $3.00      (20,000)
Exercised                                                         ----
                                                                 -------
Outstanding, March 31, 1996                   $2.63 - 6.75       371,000
                                                                ========
Exercisable, March 31, 1996                                      294,166

Reserved for future option grants                                229,000

5.   CONTINGENT LIABILITIES

     During fiscal 1991 soil conditions at Plastofilm's, (Plastofilm Industries Inc., a wholly owned subsidiary of the Company) Wheaton, Illinois facility were discovered which need remediation. At June 30, 1991, a pre-tax provision of $1.0 million was recorded for the estimated costs of testing and remediation. At June 28, 1992, an additional pre-tax provision of $1.0 million was recorded to reflect the then currently estimated costs to complete the soil remediation. Expenditures during fiscal 1995 and prior years were approximately $807,000. Expenditures to date during fiscal 1996 have been approximately $14,000. During fiscal 1993 the Illinois Environmental Protection Agency requested certain additional testing to be performed before approval of the Company's voluntary clean-up plan. These tests were conducted in fiscal 1994 and submitted to the Illinois Environmental Protection Agency in fiscal 1995 for approval. The approval of the Company's voluntary clean-up is pending.

     The Company has received a demand for the payment of withdrawal liability in the amount of approximately $360,000 from a multi-employer pension plan to which the Company made contributions in connection with a discontinued business. The Company disputes that it has any withdrawal liability and, in accordance with the applicable provisions of the Employee Retirement Income Security Act, has demanded that this dispute be resolved through arbitration. The Company is making quarterly contributions of approximately $10,000 as required by law pending arbitration. Through March 31, 1996 the Company has made payments of approximately $124,000. These payments will be returned to the Company, with interest, if it is ultimately determined that the Company has no liability.

     The Company, in connection with a discontinued business, has been named by the United States Environmental Protection Agency ("US-EPA") as a potentially responsible party in a Superfund Proceeding. The US-EPA has determined the Company to be a de minimus contributor and has offered a settlement agreement to all parties. The Company has accepted the settlement agreement which will require total payments of $80,586. On January 16, 1996, the Company paid the first installment of $40,293. The second and final installment is due on July 16, 1996. The settlement amount has been provided for in the financial statements.

6.   Debt

     On January 15, 1996, the Company entered into a new long-term debt agreement. Under the terms of this new agreement, the Company can borrow a maximum of $3,000,000, at a fixed rate of 7.74% with regular monthly principal payments of $50,000, maturing on February 1, 2001. The Company used this new borrowing to retire previous long-term debt of $1,845,000 and also paid down its secured short-term line of credit by $1,100,000. As of March 31, 1996 the Company has $3,000,000 available under the secured short-term line of credit, none of which is outstanding.

     The Company, through its wholly owned subsidiary Plastofilm LTD, has negotiated a $1,600,000 credit facility with a financial institution in Northern Ireland. As of March 31, 1996, there have been no advances made against the credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Sales for the third quarter of fiscal 1996 were $ 8.1 million which are comparable to $ 8.0 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, sales were $22.8 million as compared to $22.3 million for the first nine months of fiscal 1995. This increase of $0.5 million was a result of improving market conditions and a pass-through of raw material cost increases which were experienced over the past year.

The gross profit percentages were 28.1% and 25.8% for the third quarter and first nine months of fiscal 1996, respectively, as compared to gross profit percentages of 25.2% and 24.7% in the third quarter and first nine months of fiscal 1995, respectively. The increase in the third quarter of fiscal 1996 as compared to the third quarter of the prior year was a result of increased manufacturing efficiencies and reduced operating costs.

Selling expenses were $979,000 or 12.1% of sales for the third quarter of fiscal 1996 as compared to $1,020,000 or 12.7% of sales in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, selling expenses were $2,808,000 or 12.4% of sales as compared to $2,969,000 or 13.3% in the first nine months of fiscal 1995. The decreases in selling expenses incurred in fiscal 1996 of $41,000 and $161,000 over the respective periods of fiscal 1995 were a result of reduced expenses for sales support and continued cost control efforts.

General and administrative expenses were $732,000 and $1,965,000 for the third quarter and nine months of fiscal 1996, respectively, as compared to $558,000 and $1,650,000 in the third quarter and nine months of fiscal 1995, respectively. The increases of $174,000 and $315,000 over the respective periods of fiscal 1995 were primarily a result of costs incurred in planning and executing the expansion into Northern Ireland and consulting services incurred for systems and operational reviews.

Operating income was $563,000 for the third quarter of fiscal 1996 as compared to $446,000 for the third quarter of fiscal 1995. The increase of $117,000 was a result of increased gross margins offset by higher administrative expenses. Operating income for the first nine months of fiscal 1996 was $1,093,000 as compared to $887,000 for the comparable period in fiscal 1995. This $206,000 improvement was due to higher sales levels and corresponding gross profit offset by expenses incurred in conjunction with the expansion into Northern Ireland.

Net interest expense was $90,000 for the third quarter of fiscal 1996 which was substantially unchanged from the net interest expense of $87,000 incurred during the third quarter of fiscal 1995. Net interest expense for the first nine months of fiscal 1996 was $256,000 as compared to $312,000 for the comparable period in fiscal 1995. This decrease in net interest expense of $56,000 was a result of lower outstanding balances on the Company's line of credit and increased interest income.

Net other income & expense was an expense of $23,000 for the third quarter of fiscal 1996 which was substantially unchanged from the net expense of $30,000 reported during the third quarter of fiscal 1995. For the first nine months of fiscal 1996 net other income & expense was an expense of $68,000 as compared to a net expense of $31,000 for the comparable period of fiscal 1995. This difference of $ 37,000 was a result of a gain on the sale of real estate of $53,000 reported in fiscal 1995.

The Company reported net income of $450,000 and $769,000 for the third quarter and nine months of fiscal 1996, respectively, as compared to $329,000 and $544,000 reported in the third quarter and nine months of fiscal 1995, respectively. The improvements of $121,000 and $225,000 over the respective periods of fiscal 1995 were primarily a result of higher operating income derived from increased sales and related gross margins which more than offset the increased expenses relating to the expansion into Northern Ireland.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital increased to $3.8 million as of March 31, 1996, compared to $2.1 million as of June 30, 1995. This increase of $1.7 million in working capital was primarily attributed to earnings and related cash flows.

Plastofilm has a short-term facility with a financial institution which is renewable on November 30, 1996 at the option of such institution. As of March 31, 1996, $3,000,000 was available under this facility and Plastofilm was in compliance with all covenants. Plastofilm also has a capital expenditure facility which has maximum borrowings of $1,000,000. As of March 31, 1996, $275,000 was available under this facility. In addition, the Company through its wholly owned subsidiary, Plastofilm LTD , has negotiated a $1.6 million credit facility with a financial institution in Northern Ireland and a grant package from the Industrial Development Board of Northern Ireland. This facility and grant package are anticipated to provide the capital and liquidity needs to support the Company's expansion into Northern Ireland. As of March 31, 1996, there have been no advances made against the credit facility or the grant.

The Company's liquidity and capital needs through fiscal 1996 include the costs associated with the establishment of a production facility in Northern Ireland and Texas, and other possible production expansion in Puerto Rico. Additional capital needs include the upgrade and replacement of existing equipment, as well as expenditures for soil remediation at the Wheaton, Illinois facility. The funds required to finance these items are expected to be provided from operating cash flows, Plastofilm's existing credit facilities, credit facilities that have been established in Northern Ireland, grants to be made available from the Industrial Development Board of Northern Ireland and from other credit facilities which may become available to the Company.

                     CFI INDUSTRIES, INC. AND SUBSIDIARIES


                       PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     a)   Exhibits:

          None

     b)   Reports on Form 8-K:

          None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act off 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CFI INDUSTRIES, INC.
                                             ---------------------------
                                                Registrant





April 29, 1996                               /s/   Robert W. George
- - --------------                               ---------------------------
Date                                         Robert W. George
                                             Principal Executive Officer



April 29, 1996                               /s/   Robert W. Zimmer
- - --------------                               ---------------------------
Date                                         Robert W. Zimmer, Treasurer
                                             Principal Financial and
                                             Accounting Officer